Form 10-Q
period 1999-06-30
BGF INDUSTRIES INC
filed 1999-08-11
CIK 1078394

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999



                      Commission file number:  333-72321

                             BGF Industries, Inc.
            (Exact name of registrant as specified in its charter)



                Delaware                               56-1600845
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification Number)

              3802 Robert Porcher Way, Greensboro, North Carolina
             (Address of registrant's principal executive office)

                                    27410
                                  (Zip Code)

              Registrant's telephone number, including area code:
                                (336) 545-0011

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes    No X
                                               ---   ---
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of August 6, 1999.

                             BGF INDUSTRIES, INC.
              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION........................................     1

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS..............     1

Item  1.  Consolidated Condensed Financial Statements (unaudited)......     2

          Consolidated Condensed Balance Sheets as of June 30, 1999
          and December 31, 1998........................................     2

          Consolidated Condensed Statements of Operations..............     3
               For the three months ended June 30, 1999 and 1998.......     3
               For the six months ended June 30, 1999 and 1998.........     3

          Consolidated Condensed Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998......................     4

          Notes to the Consolidated Condensed Financial Statements.....     5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    10
               Overview................................................    10
               Results of Operations...................................    11
               Liquidity and Capital Resources.........................    14
               Impact of New Accounting Pronouncements.................    16
               Year 2000...............................................    16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...    17


PART II.  OTHER INFORMATION............................................    18

Item 6.   Exhibits and Reports on Form 8-K.............................    18

                         PART I  FINANCIAL INFORMATION


                        CAUTIONARY STATEMENT REGARDING
                          FORWARD LOOKING STATEMENTS

     Some of the information in this Report may contain forward looking statements. Such statements include, in particular, statements about our plans, strategies and prospects (rather than historical facts) within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward looking statements by our use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in the operations of the Company and its business environment that could render actual outcomes and results materially different from those predicted. In the preparation of this Report, where such forward looking statements appear, we have sought to accompany those statements with meaningful cautionary statements identifying important factors that could cause our actual results to differ materially from the forward looking statements we make in this Report. Such factors include: our significant level of indebtedness; the highly competitive nature of our markets; our concentrated customer base; limitations on our ability to incur additional debt; our lack of long-term customer and vendor contracts; our ability to complete the implementation of our Year 2000 efforts on a timely basis and the ability of our suppliers, vendors and customers and other third parties on whom we rely to be Year 2000 ready; our ability to address technological advances in the markets we serve; and changes in economic conditions generally. This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Report and in our Registration Statement on Form S-4 (SEC File No. 333-72321) with respect to our 10 1/4% Series B Senior Subordinated Notes due 2009, especially the "Risk Factors" section of the Registration Statement. All forward looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

     We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

Item 1.  Consolidated Condensed Financial Statements


                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                      June 30,       December 31,
                                                        1999             1998
                                                   ---------------  ---------------
                                                     (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents.......................      $      19        $      18
  Trade accounts receivable, net..................         20,754           20,808
  Inventories.....................................         39,709           42,532
  Other current assets............................          4,499            5,260
                                                        ---------        ---------
     Total current assets.........................         64,981           68,618
Net property, plant and equipment.................         58,190           58,103
Other noncurrent assets...........................         11,259           10,045
                                                        ---------        ---------
     Total assets.................................      $ 134,430        $ 136,766
                                                        =========        =========

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Book overdraft..................................      $   4,276        $     657
  Accounts payable................................          8,502            6,794
  Accrued liabilities.............................         10,012            6,743
  Current portion of long-term debt...............          2,520            1,000
                                                        ---------        ---------
     Total current liabilities....................         25,310           15,194
Long-term debt, net of discount of $1,917 and $0,
   respectively...................................        137,563          150,000
Deferred income taxes.............................          8,354            8,354
Postretirement benefit obligation.................          1,480            1,394
                                                        ---------        ---------
     Total liabilities............................        172,707          174,942
                                                        ---------        ---------
Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, $1.00 par value. Authorized 3,000
    shares; issued and outstanding 1,000 shares...              1                1
  Capital in excess of par value..................         34,999           34,999
  Retained earnings...............................         63,513           63,614
  Loan to parent..................................       (136,790)        (136,790)
                                                        ---------        ---------
     Total stockholder's equity (deficit).........        (38,277)         (38,176)
                                                        ---------        ---------
     Total liabilities and stockholder's
        equity (deficit)..........................      $ 134,430        $ 136,766
                                                        =========        =========

         The accompanying condensed notes are an integral part of the consolidated financial statements.

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (dollars in thousands)

                                         For the Three Months        For the Six Months
                                            Ended June 30,             Ended June 30,
                                      -------------------------  --------------------------
                                          1999          1998         1999          1998
                                      -------------  ----------  ------------  ------------
                                              (unaudited)               (unaudited)
Net sales...........................       $44,209     $45,711       $89,329      $103,854
Cost of goods sold..................        37,231      37,839        76,063        83,160
                                           -------     -------       -------      --------
  Gross profit......................         6,978       7,872        13,266        20,694
Selling, general and administrative
 expenses...........................         1,577       2,647         3,508         5,488
Restructuring Charge................           769           -           769             -
                                           -------     -------       -------      --------
  Operating income..................         4,632       5,255         8,989        15,206
                                           -------     -------       -------      --------
Other (income) expenses:
  Interest expense..................         3,939         205         7,829           601
  Other income......................          (245)        (24)         (353)          (79)
                                           -------     -------       -------      --------
                                             3,694         181         7,476           522
                                           -------     -------       -------      --------
  Income before taxes and
    extraordinary loss..............           938       5,044         1,513        14,684
Income tax expense..................           365       1,942           585         5,653
                                           -------     -------       -------      --------
  Income before extraordinary
    loss............................           573       3,102           928         9,031
                                           -------     -------       -------      --------
Extraordinary loss on write-off of
 debt issuance costs, net of income
 taxes of $639......................            --          --        (1,029)           --
                                           -------     -------       -------      --------
  Net income (loss).................       $   573     $ 3,102       $  (101)     $  9,031
                                           =======     =======       =======      ========




         The accompanying condensed notes are an integral part of the consolidated financial statements.

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                           For the Six Months
                                                                              Ended June 30,
                                                                          ---------------------
                                                                            1999         1998
                                                                          --------      -------
                                                                               (unaudited)
Net cash provided by operating activities..........................       $ 14,877      $12,703
                                                                          --------      -------
Cash flows from investing activities:
  Purchases of property, plant and equipment.......................         (4,138)      (6,654)
                                                                          --------      -------
    Net cash used in investing activities..........................         (4,138)      (6,654)
                                                                          --------      -------

Cash flows from financing activities:
  Book overdraft...................................................          3,619         (808)
  Principal payments of long-term debt.............................              -       (6,050)
  Proceeds from borrowing of revolving credit......................          5,000            -
  Payments on borrowing of revolving credit........................        (41,000)           -
  Payments on borrowings of term loans.............................         (8,000)           -
  Proceeds from senior subordinated debt...........................        (65,000)           -
  Proceeds from borrowing of notes.................................         98,000            -
  Net borrowings on working capital line of credit.................              -          809
  Debt issuance costs..............................................         (3,357)           -
                                                                          --------      -------
  Net cash used in financing activities............................        (10,738)      (6,049)
                                                                          --------      -------
  Net increase in cash and cash equivalents........................              1            -
  Cash and cash equivalents at beginning of period.................             18            -
                                                                          --------      -------
  Cash and cash equivalent at end of period........................       $     19      $     -
                                                                          ========      =======



         The accompanying condensed notes are an integral part of the consolidated financial statements.

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (dollars in thousands)


1.  Basis of Presentation:

     The accompanying unaudited interim consolidated condensed financial statements of BGF Industries, Inc. ("BGF" or the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31,1998 on file with the Securities and Exchange Commission in the Company's Registration Statement on Form S-4 (SEC File No. 333 72321), (the "Registration Statement") declared effective on June 18, 1999.


2.  Inventories:

     Inventories consist of the following:

                                          June 30,    December 31,
                                            1999          1998
                                        ------------  -------------
                                        (unaudited)
     Supplies........................    $ 1,539        $ 1,571
     Raw materials...................      2,967          4,283
     Stock-in-process................      5,974          8,029
     Finished goods..................     29,229         28,649
                                          -------        -------
                                          $39,709        $42,532
                                          =======        =======

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)
                            (dollars in thousands)


3.  Other Noncurrent Assets:

     Other noncurrent assets consist of the following:

                                                   June 30,    December 31,
                                                     1999          1998
                                                 ------------  ------------
                                                 (unaudited)
     Excess of acquisition cost over
       assigned value of net assets acquired...     $ 5,809       $ 5,809
     Debt issuance costs.......................       6,229         4,598
                                                    -------       -------
                                                     12,038        10,407
     Accumulated amortization..................      (1,113)         (696)
                                                    -------       -------
                                                     10,925         9,711
     Other.....................................         334           334
                                                    -------       -------
                                                    $11,259       $10,045
                                                    =======       =======

4.  Accrued liabilities:

     Accrued liabilities consist of the following:

                                                   June 30,    December 31,
                                                     1999          1998
                                                 ------------  ------------
                                                 (unaudited)
     Income Taxes..............................     $     -        $  855
     Payroll...................................         842           117
     Pension and 401(k)........................       2,618         4,439
     Interest..................................       4,586           553
     Restructuring Reserve.....................         563            --
     Other.....................................       1,403           779
                                                    -------        ------
                                                    $10,012        $6,743
                                                    =======        ======

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (Continued)
                            (dollars in thousands)


5.  Debt:

     Debt consists of the following:

                                                      June 30,    December 31,
                                                        1999         1998
                                                    ------------  ------------
                                                     (unaudited)
     Senior Credit Facility
       Amortizing Term Loan.......................     $ 42,000      $ 50,000
       Revolving Credit Facility..................           --        36,000
     Senior Subordinated Credit Facility..........           --        65,000
     Exchange notes, net of amortized discount....       98,083            --
                                                       --------      --------
                                                        140,083       151,000
     Less current portion.........................        2,520         1,000
                                                       --------      --------
                                                       $137,563      $150,000
                                                       ========      ========


     On May 28, 1999, the Company paid off $8,000 of the principal amount of the term loan prior to its scheduled payment. In addition, the Company terminated the portion of the interest rate swap agreement related to this principal pay down. The impact of these transactions was not material to the Company's financial statements.

6.  Segment Information:

     BGF operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. BGF's principal market is the United States. Information by geographic area is presented below, with sales based on the location of the customer. BGF does not have any long-lived assets outside the United States.


                       Three Months Ended       Six Months Ended
                            June 30,                June 30,
                      ---------------------  ----------------------
                           (unaudited)            (unaudited)

                         1999       1998       1999        1998
                      ----------  ---------  ---------  -----------
  United States.....    $42,089    $40,925    $84,709     $ 89,748
  Foreign...........      2,120      4,786      4,620       14,106
                        -------    -------    -------     --------
                        $44,209    $45,711    $89,329     $103,854
                        =======    =======    =======     ========

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (Continued)
                            (dollars in thousands)


     The following table summarizes net sales for each market BGF serves:

                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                    ------------------------  --------------------------
                                       1999         1998          1999          1998
                                    ----------  ------------  ------------  ------------
                                          (unaudited)                (unaudited)
Electronics:
  Lightweight fabrics.............     $14,964       $12,881       $30,376      $ 30,042
  Heavyweight fabrics.............       5,754         9,630        11,252        22,788
Composites........................      10,359        12,875        22,178        27,742
Filtration........................       6,049         4,640        11,962         9,075
Commercial........................       2,946         2,491         5,343         5,259
Insulation........................       2,203         1,945         4,095         4,042
Construction......................       1,934         1,249         4,123         4,906
                                       -------       -------       -------      --------
                                       $44,209       $45,711       $89,329      $103,854
                                       =======       =======       =======      ========

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)
                            (dollars in thousands)


7.  Commitments and Contingencies:

     In 1997, BGF cosigned a debt facility with Glass Holdings guaranteeing the payment and performance of the obligations of Belmont of America, Inc., an affiliate of BGF. The obligation guaranteed by BGF under the debt facility is a $5,000 tax-free variable rate demand note for Belmont of America. On June 30, 1999, Belmont of America paid off the $5,000 tax-free variable rate demand note, relieving BGF of its guarantee.

8.  Other Transactions:

     BGF incurred charges of $769, included as a component of operating income in the accompanying financial statements, in the second quarter ended June 30, 1999 due to a restructuring plan announced on May 3, 1999 that resulted in the elimination of 67 employees across the company. The charges incurred are costs for employee severence. As of June 30, 1999, all these employees have been terminated and $206 of the restructuring costs have been paid out, leaving a remaining reserve of $563 for severence payments scheduled through January, 2001. At June 30, 1999, the reserve is included in accrued liabilities in the accompanying financial statements.

     On June 18, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-4 relating to its offering of $100,000 of 10 1/4 % series B senior subordinated notes due 2009. The notes issued in the offering were exchanged for 10 1/4 % senior subordinated notes due 2009 that were privately issued on January 21, 1999.

     On January 21, 1999, BGF issued $100 million of senior subordinated notes ($98 million net of discount) due 2009. Net proceeds of approximately $95.3 million were used to repay outstanding indebtedness of $65.0 million under the senior subordinated credit facility, interest of $0.5 million under the senior subordinated credit facility, and $29.8 million under the revolver. Interest is payable semiannually beginning in July 1999. In addition, debt issuance costs of $1.7 million ($1.0 million net of tax) associated with the termination of the senior subordinated credit facility were written off in the first quarter of 1999 and recorded as an extraordinary charge in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report contains certain forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward looking statements as a result of certain factors set forth in this Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included in Part I of this Report under the caption "Cautionary Statement Regarding Forward Looking Statements." You are encouraged to read this statement carefully.

     You should read the following discussion and analysis in conjunction with the accompanying consolidated condensed financial statements and related notes of BGF Industries, Inc. and our wholly owned subsidiary, and with our audited consolidated financial statements as of the year ended December 31, 1998 set forth in our Registration Statement.

Overview

     Our business focuses on the production of value-added specialty woven and non-woven fabrics made from glass, carbon and aramid yarns. In both revenue and market share, we believe we are the second largest manufacturer of glass fiber fabrics and a leading producer of other high performance fabrics in North America. Our fabrics are a critical component in the production of a variety of electronic, filtration, composite, insulation, construction and commercial products. Our glass fiber fabrics are used by our customers in printed circuit boards, which are integral to virtually all advanced electronic products, including computers and cellular telephones. Our fabrics are also used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, power generation and oil refining.

     The following table summarizes approximate net sales for each of the markets we serve, as classified by us, for the three and six months ended June 30, 1999 and 1998:

                                                                Three Months Ended  Six Months Ended
                                                                     June 30,           June 30,
                                                                ------------------  ----------------
                                                                  1999      1998     1999     1998
                                                                --------  --------  -------  -------
                                                                       (dollars in millions)
Electronics:
  Lightweight fabrics.........................................     $15.1     $12.9    $30.4   $ 30.0
  Heavyweight fabrics.........................................     $ 5.7     $ 9.6    $11.2   $ 22.9
Composites....................................................     $10.4     $12.9    $22.2   $ 27.6
Filtration....................................................     $ 6.0     $ 4.6    $12.0   $  9.0
Commercial....................................................     $ 2.9     $ 2.5    $ 5.3   $  5.3
Insulation....................................................     $ 2.2     $ 1.9    $ 4.1   $  4.0
Construction..................................................     $ 1.9     $ 1.3    $ 4.1   $  5.0
                                                                   -----     -----    -----   ------
  Total net sales.............................................     $44.2     $45.7    $89.3   $103.8
                                                                   =====     =====    =====   ======


Results of Operations

     The following table summarizes our historical results of operations as a percentage of net sales for the three and six months ended June 30, 1999 and 1998:

                                                                 Three Months Ended    Six Months Ended
                                                                      June 30,             June 30,
                                                                --------------------  ------------------
                                                                  1999       1998       1999      1998
                                                                ---------  ---------  --------  --------
Net sales.....................................................     100.0 %    100.0%    100.0 %   100.0 %
Cost of goods sold............................................      84.2 %     82.8%     85.1 %    80.1 %
                                                                   -----      -----     -----     -----
  Gross profit................................................      15.8 %     17.2%     14.9 %    19.9 %
Selling, general and administrative expenses..................       3.6 %      5.8%      3.9 %     5.3 %
                                                                   -----      -----     -----     -----
Restructuring charges                                                1.7 %      0.0%      0.9 %     0.0 %
                                                                   -----      -----     -----     -----
  Operating income............................................      10.5 %     11.4%     10.1 %    14.6 %
Other (income) expenses:
  Interest expense............................................       8.9 %      0.4%      8.8 %     0.6 %
  Other expenses, net.........................................       (.5)%      0.0%     (0.4)%    (0.1)%
                                                                   -----      -----     -----     -----
      Income before taxes and extraordinary loss..............       2.1 %     11.0%      1.7 %    14.1 %
                                                                   -----      -----     -----     -----
Income tax expense............................................       0.8 %      4.2%      0.7 %     5.4 %
                                                                   -----      -----     -----     -----
      Income before extraordinary loss........................       1.3 %      6.8%      1.0 %     8.7 %
Extraordinary loss on write-off of debt issuance costs,
   net of income taxes of $639................................       0.0 %      0.0%     (1.1)%     0.0 %
                                                                   -----      -----     -----     -----
      Net income..............................................       1.3 %      6.8%     (0.1)%     8.7 %
                                                                   =====      =====     =====     =====

     We have changed our definition of EBITDA to be more closely aligned with the indebtedness covenants contained in our indenture. EBITDA, as presented below, is now defined as net income before interest expense, income taxes, depreciation, amortization expense, and non-recurring non-cash charges.

  EBITDA is now calculated as follows:

                                                  Fiscal Year Ended                       Six Months Ended    Three Months Ended
                                                     December 31,                             June 30,             June 30,
                                    --------------------------------------------------  --------------------  ------------------
                                      1994       1995       1996      1997      1998      1999       1998       1999      1998
                                    ---------  ---------  --------  --------  --------  ---------  ---------  --------  --------
                                                                      (dollars in thousands)
Net Income (loss)................    $ 6,787    $12,584   $24,030   $21,730   $15,317    $  (101)   $ 9,031    $  573    $3,102
Depreciation and amortization....      7,801      8,223     6,085     6,759     7,399      4,091      3,802     2,023     1,901
Interest.........................      4,311      2,979     1,993     2,355     4,517      7,829        601     3,939       205
Taxes............................      4,478      7,093    15,996    13,652     9,854        585      5,653       365     1,942
Extraordinary Loss, i.e.,
    amortization.................         --        --        --        --        --       1,029        --        --        --
                                     -------    -------    ------    ------    ------    -------    -------    ------    ------
EBITDA...........................    $23,377    $30,879   $48,104   $44,496   $37,087    $13,433    $19,087    $6,900    $7,150
                                     =======    =======   =======   =======   =======    =======    =======    ======    ======

     Reported EBITDA for the quarter ended June 30, 1999 decreased $0.3 million, or 3.5%, to $6.9 million from $7.2 million for the quarter ended June 30, 1998 and for the six months ended June 30, 1999 decreased by $5.7 million, or 29.6%, to $13.4 million from $19.1 million for the six months ended June 30, 1998. For the twelve month period ended June 30, 1999, net sales and EBITDA were $187.2 million and $31.8 million, respectively. EBITDA for reporting purposes includes the reduction of income of $769,000 for restructuring charges in the three months ended June 30, 1999. If the restructuring charges were to be added back, EBITDA would have been $7.7 million for the three months ended June 30, 1999.

     We believe that EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. Not every company calculates EBITDA in exactly the same fashion. As a result, EBITDA as presented above may not necessarily be comparable to similarly titled measures of other companies.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net Sales. Net sales decreased $ 1.5 million, or 3.3%, to $44.2 million in the three months ended June 30, 1999, from $45.7 million in the three months ended June 30, 1998, primarily due to a decrease of $3.9 million, or 40.6%, in the sales of heavyweight fabrics used in rigid printed circuit boards and a decrease of $2.5 million, or 19.4%, in the sales in the composites market due to a slow demand for carbon and Kevlar products. These decreases were partially offset by an increase of $2.2 million, or 17.1%, in sales in the lightweight fabric markets and an increase of $1.4 million, or 30.4%, in the sales of filtration fabrics.

Gross Profit Margins. Gross profit margins decreased from 17.2 % in the three months ended June 30, 1998 to 15.8% in the three months ended June 30, 1999, due primarily to lower volumes resulting in less absorption of fixed costs as well as price pressures in the electronics segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 3.6% from 5.8% of net sales in the three months ended June 30, 1999 and 1998, respectively. This was primarily due to significantly lower expenses for profit sharing and executive bonuses to take into account the current profitability of BGF as well as lower sales commissions to agents because of lower export sales. Expenses for profit sharing and executive bonuses were $387,000 for the three months ended June 30, 1999 and $1,357,000 for the three months ended June 30, 1998. Export sales commissions were $21,000 for the three months ended June 30, 1999 and $88,000 for the three months ended June 30, 1998.

BGF incurred charges of $769,000 in the second quarter ended June 30, 1999 due to a restructuring plan announced on May 3, 1999 that resulted in the elimination of 67 jobs (20 salaried and 47 wage) across the company.

Operating Income. As a result of the aforementioned factors, operating income decreased $0.6 million to $4.6 million, or 10.5% of net sales, in the three months ended June 30, 1999, from $5.3 million, or 11.4% of net sales, in the three months ended June 30, 1998.

Interest Expense. Interest expense increased $3.7 million to $3.9 million in the three months ended June 30, 1999 from $0.2 million in the three months ended June 30, 1998, due to the increase in debt, which was incurred on September 30, 1998, in order to loan our parent company, Glass Holdings, funds to enable AGY Holdings, a wholly owned subsidiary of Glass Holdings, to purchase a 51% ownership interest in Advanced Glassfiber Yarns.

Income Tax Expense. The effective tax rate in the three months ended June 30, 1999 and 1998 of 38.9 % and 38.5% respectively was higher than the federal statutory rate of 35.0% primarily due to state incomes taxes.

Net Income. As a result of the aforementioned factors, net income decreased $2.5 million to $0.6 million in the three months ended June 30, 1999, from $3.1 million in the three months ended June 30, 1998.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net Sales. Net sales decreased $14.5 million, or 14.0 %, to $89.3 million in the six months ended June 30, 1999, from $103.8 million in the six months ended June 30, 1998, primarily due to a decrease of $11.7 million, or 51.1%, in the sales of heavyweight fabrics used in rigid printed circuit boards and a decrease of $5.4 million, or 19.6%, in the sales in the composites market due to a slow demand for carbon and Kevlar products. These decreases were partially offset by a $3.0 million, or 33.3%, increase in the sales of filtration fabrics due to an increased demand in this market in 1999.

Gross Profit Margins. Gross profit margins decreased from 19.9% in the six months ended June 30, 1998 to 14.9% in the six months ended June 30, 1999, due primarily to lower capacity utilization and price pressures in heavyweight fabrics used in rigid printed circuit boards.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 3.9% from 5.3% of net sales in the six months ended June 30, 1999 and 1998, respectively. This was primarily due to significantly lower expenses for profit sharing and executive bonuses to take into account the current profitability of BGF as well as lower sales commissions to agents because of lower export sales. Expenses for profit sharing and executive bonuses were $864,000 for the six months ended June 30, 1999 and $2,954,000 for the six months ended June 30, 1998. Export sales commissions were $78,000 for the six months ended June 30, 1999 and $281,000 for the six months ended June 30, 1998.

     BGF incurred charges of $769,000 in the second quarter ended June 30,1999 due to a restructuring plan announced on May 3, 1999 that resulted in the elimination of 67 jobs (20 salaried and 47 wage) across the company.

Operating Income. As a result of the aforementioned factors, operating income decreased $6.2 million to $9.0 million, or 10.1% of net sales, in the six months ended June 30, 1999, from $15.2 million, or 14.6 % of net sales, in the six months ended June 30, 1998.

Interest Expense. Interest expense increased $7.2 million to $7.8 million in the six months ended June 30, 1999, from $0.6 million in the six months ended June 30, 1998, due to the increase in debt, which was incurred on September 30, 1998, in order to loan our parent company, Glass Holdings, funds to enable AGY Holdings, a wholly owned subsidiary of Glass Holdings, to purchase a 51% ownership interest in Advanced Glassfiber Yarns.

Income Tax Expense. The effective tax rate in the six months ended June 30, 1999 and 1998 of 38.7% and 38.5% respectively was higher than the federal statutory rate of 35.0% primarily due to state incomes taxes.

Net Income. As a result of the aforementioned factors and the write-off of debt issuance costs of $1.0 million after tax associated with the repayment of outstanding indebtedness in connection with the issuance of senior subordinated notes, net income decreased $9.1 million to a loss of $0.1 million in the six months ended June 30, 1999, from $9.0 million in the six months ended June 30, 1998.


Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our credit facilities. Our future need for liquidity will arise primarily from interest payable on our 10 1/4% Series B Senior Subordinated Notes due 2009 and our senior credit facility, principal payments on the senior credit facility beginning in December 1999 and the funding of our capital expenditures and working capital requirements. We have no mandatory payments of principal on our notes scheduled prior to their maturity.

     On January 21, 1999, we privately issued 10 1/4% Senior Subordinated Notes due 2009. Our net proceeds from the sale of these old notes were approximately $94.9 million, after deducting the initial purchaser's discount and expenses of the offering of the old notes. We used the net proceeds from the offering to repay all $65.0 million of indebtedness under the term loan under a senior subordinated credit facility and $29.9 million of indebtedness under the revolver under our senior credit facility, which was incurred on September 30, 1998 to fund the purchase by AGY Holdings of a 51% ownership interest in Advanced Glassfiber. On July 23, 1999, we exchanged the old notes for substantially identical new Series B notes that have been registered under the Securities Act.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $14.9 million for the six months ended June 30, 1999 and was primarily the result of non-cash adjustments, to net income for depreciation of $4.0 million and amortization of $2.2 million, a decrease in inventory of $2.8 million and an increase in accounts payable and accrued expenses of $4.9 million.

Net Cash Used in Investing Activities. Net cash used in investing activities was $4.1 million for the six months ended June 30, 1999 and was the result of purchases of property, plant and equipment.

Net Cash Used in Financing Activities. Net cash used in financing activities was $10.7 million for the six months ended June 30, 1999 and was primarily the result of payments on the senior subordinated debt of $65.0 million and net payments on the revolving credit facility of $41.0 million and an $8.0 million payment on the term loan, offset by proceeds from the notes of $98.0 million.

Indebtedness and Other Matters. At June 30, 1999, we had outstanding $140.1 million of long-term debt, consisting of $42.0 million under the term loan of our senior credit facility and $98.1 million under our notes (net of discount of $1.9 million).

Capital Expenditures. We have historically financed our capital expenditures through cash flow from operations and borrowings under our credit facilities. Capital expenditures were $1.8 million for the three months ended June 30, 1999 and $4.1 million for the six months ended June 30, 1999. The principal capital expenditures during these periods included $1.8 million of a $4.0 million new non-woven line for insulation applications. The project is targeted for completion in 1999.

     We are anticipating total capital expenditures in 1999 to be approximately $7.0 million.

     Our ability to make scheduled payments of principal or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, including the notes, or to fund planned capital expenditures will depend on our future performance. Our future performance, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations and available cash, together with availability under the senior credit facility, will be adequate to meet our future liquidity needs for at least the next two years. However, we cannot assure you that we will generate sufficient cash flow from operations or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we may need to refinance all or a portion of the principal of the notes on or prior to maturity. We cannot assure you that we will be able to effect any refinancing on commercially reasonable terms or at all.


Impact of New Accounting Pronouncements

     On June 8, 1999, the Financial Accounting Standards Board issued SFAS
No. 137, "Deferral of the Effective Date of FAS 133", which changes the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We anticipate that, due to our limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on our results of operations or financial position.


Year 2000

     The following is a summary update of our Year 2000 efforts. For a full discussion of the risks presented by Year 2000 issues, a description of the phases of our Year 2000 efforts, our business systems and our embedded technology, and an historical account of our progress through the phases of our Year 2000 efforts, please read the following together with the "Year 2000" discussion included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Registration Statement.

     As of the end of July 1999, we had completed the necessary upgrade to one of the databases in our financial package that had been identified for an upgrade by its manufacturer. The financial package is part of our business systems.

     The following table shows our progress as of July 28, 1999 through each phase of our Year 2000 efforts for our business systems and PC-based software, as well as for embedded technology:

                                              Business Systems                          Embedded Technology
                                 ------------------------------------------  ------------------------------------------
                                                         Actual/Estimated                          Actual/Estimated
             Phase                    % Complete         Completion Date        % Complete          Completion Date
-------------------------------  --------------------  --------------------  -----------------  -----------------------
Identification.................          100%                3/31/1998              100%               11/30/1998
Evaluation.....................          100%                6/30/1998              100%                4/30/1999
Conversion, Testing and                                                                             Loom monitoring
 Implementation................          100%                7/31/1999               98%           systems: 9/30/1999
                                                                                                    Other: 4/30/1999

     Costs. Expenses incurred through July 28, 1999 for our Year 2000 efforts were approximately $380,000. We continue to estimate that our total overall costs related to our Year 2000 efforts will be $400,000. We cannot assure you, however, that as we progress through the final phases of our Year 2000 efforts, that we will not identify further issues that could cause our costs to become material. A material increase in our Year 2000 costs could have a material adverse effect on our financial condition and results of operations.

     Currently, we are not aware of any Year 2000 issues that would materially affect our business or financial condition. However, we cannot assure you that our systems will be Year 2000 compliant on schedule, that Year 2000 related costs will not become material or that our contingency plans, when finalized, will be adequate. Furthermore, we are currently unable to anticipate the magnitude of the effect on us of the failure of any of our material vendors and customers to be Year 2000 ready. If any such risks, either with respect to our systems or our vendors or customers, materialize, they could have a material adverse effect on our business, financial condition and results of operations.

     The disclosures contained herein concerning Year 2000 are designated as "Year 2000 Readiness Disclosures" and are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Compliance with the Act, however, does not preclude any claims that may arise under the federal securities laws. The estimates and conclusions related to our Year 2000 efforts contain forward looking statements and are based on our management's best estimates of future events. Risks to achieving Year 2000 compliance include the availability of resources, our ability to discover and correct potential Year 2000 sensitive problems which could have a serious impact on specific systems, equipment or facilities, and the ability of our material vendors and customers to make their systems Year 2000 compliant.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our senior credit facility is subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading or speculative purposes.

     We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility. The senior credit facility bears interest based on LIBOR.

     We entered into an interest rate swap agreement to manage our exposure to interest rate changes under the senior credit facility. The swap involves the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. At June 30, 1999, we had an interest rate swap agreement effective through September 30, 2004 on a notional amount of $42.0 million. Under this agreement, we have secured a fixed LIBOR rate of interest of 5.04% on the notional amount which is reduced in a manner consistent with the amortization of the principal on our term loan. This swap effectively changes our payment of interest on $42.0 million of variable rate debt for the contract period.

     The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 1999, we would have received approximately $1.2 million to terminate the agreement. A 1% decrease in LIBOR would decrease the amount received by approximately $0.06 million. The fair value is based on dealer quotes, considering current interest rates.

                          PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27   Financial Data Schedule (filed electronically)

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BGF Industries, Inc.


                                    /s/  Philippe R. Dorier
                                    -----------------------
                                    Philippe R. Dorier
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date:  August 6, 1999

                                 EXHIBIT INDEX



EXHIBIT NO.   DESCRIPTION
-----------   -----------
    27        Financial Data Schedule (filed electronically)