Form 10-Q
period 1999-09-30
BGF INDUSTRIES INC
filed 1999-11-12
CIK 1078394

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X    No
                                                         ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of November 12, 1999.

                              BGF INDUSTRIES, INC.
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS
                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION..........................................   1

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS................   1

Item  1.  Consolidated Condensed Financial Statements (unaudited)........   2

          Consolidated Condensed Balance Sheets as of September 30, 1999
          and December 31, 1998 (unaudited)..............................   2

          Consolidated Condensed Statements of Operations (unaudited)....   3
               For the three months ended September 30, 1999 and 1998....   3
               For the nine months ended September 30, 1999 and 1998.....   3

          Consolidated Condensed Statements of Cash Flows for the nine
          months ended September 30, 1999 and 1998 (unaudited)...........   4

          Notes to the Consolidated Condensed Financial Statements.......   5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................   9
               Overview..................................................   9
               Results of Operations.....................................  10
               Liquidity and Capital Resources...........................  13
               Impact of New Accounting Pronouncements...................  15
               Year 2000.................................................  15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....  20

PART II.  OTHER INFORMATION..............................................  21

Item 6.   Exhibits and Reports on Form 8-K...............................  21

                         PART I - FINANCIAL INFORMATION



                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS

          Some of the information in this Report may contain forward looking statements. Such statements include, in particular, statements about our plans, strategies and prospects (rather than historical facts) within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward looking statements by our use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in the operations of the Company and its business environment that could render actual outcomes and results materially different from those predicted.
In the preparation of this Report, where such forward looking statements appear, we have sought to accompany those statements with meaningful cautionary statements identifying important factors that could cause our actual results to differ materially from the forward looking statements we make in this Report. Such factors include: our significant level of indebtedness; the highly competitive nature of our markets; our concentrated customer base; limitations on our ability to incur additional debt; our lack of long-term customer and vendor contracts; our ability to complete the implementation of our Year 2000 efforts on a timely basis and the ability of our suppliers, vendors and customers and other third parties on whom we rely to be Year 2000 ready; our ability to address technological advances in the markets we serve; and changes in economic conditions generally. This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Report, in our Registration Statement on Form S-4 (SEC File No. 333-72321) with respect to our 10 1/4% Series B Senior Subordinated Notes due 2009, especially the "Risk Factors" section of the Registration Statement, and in our other SEC filings. All forward looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

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

Item 1.  Consolidated Condensed Financial Statements

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                           September 30,        December 31,
                                                                                1999                1998
                                                                         ------------------  -------------------
                                                                            (unaudited)
                                ASSETS
Current assets:
  Cash and cash equivalents............................................          $     142            $      18
  Trade accounts receivable, net.......................................             21,675               20,808
  Inventories..........................................................             38,281               42,532
  Other current assets.................................................              4,423                5,260
                                                                                 ---------            ---------
     Total current assets..............................................             64,521               68,618
Net property, plant and equipment......................................             57,494               58,103
Other noncurrent assets................................................             11,131               10,045
                                                                                 ---------            ---------
     Total assets......................................................          $ 133,146            $ 136,766
                                                                                 =========            =========

                 LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Book overdraft.......................................................          $   3,455            $     657
  Accounts payable.....................................................              9,064                6,794
  Accrued liabilities..................................................              8,734                6,743
  Current portion of long-term debt....................................              3,200                1,000
                                                                                 ---------            ---------
     Total current liabilities.........................................             24,453               15,194
Long-term debt, net of discount of $1,867 and $0, respectively.........            135,933              150,000
Deferred income taxes..................................................              8,354                8,354
Postretirement benefit obligation......................................              1,522                1,394
                                                                                 ---------            ---------
     Total liabilities.................................................            170,262              174,942
                                                                                 ---------            ---------

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, $1.00 par value. Authorized 3,000 shares; issued
    and outstanding 1,000 shares.......................................                  1                    1
  Capital in excess of par value.......................................             34,999               34,999
  Retained earnings....................................................             64,674               63,614
  Loan to parent.......................................................           (136,790)            (136,790)
                                                                                 ---------            ---------
     Total stockholder's equity (deficit)..............................            (37,116)             (38,176)
                                                                                 ---------            ---------
     Total liabilities and stockholder's equity (deficit)..............          $ 133,146            $ 136,766
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

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                        For the Three Months       For the Nine Months
                                        Ended September 30,        Ended September 30,
                                      ------------------------   ------------------------
                                          1999          1998         1999          1998
                                      -------------  ----------  ------------  ------------
                                              (unaudited)               (unaudited)

Net sales...........................       $43,959     $46,857      $133,288      $150,711
Cost of goods sold..................        36,621      38,842       112,684       122,002
                                           -------     -------      --------      --------
  Gross profit......................         7,338       8,015        20,604        28,709
Selling, general and administrative
 expenses...........................         1,959       1,914         5,467         7,402
Restructuring Charge................             -           -           769             -
                                           -------     -------      --------      --------

  Operating income..................         5,379       6,101        14,368        21,307
                                           -------     -------      --------      --------
Other (income) expenses:
  Interest expense..................         3,614       1,150        11,443         1,751
  Other income,net..................          (141)        (63)         (494)         (142)
                                           -------     -------      --------      --------
                                             3,473       1,087        10,949         1,609
                                           -------     -------      --------      --------
  Income before taxes and
    extraordinary loss..............         1,906       5,014         3,419        19,698
Income tax expense..................           745       1,931         1,330         7,584
                                           -------     -------      --------      --------
  Income before extraordinary
    loss............................         1,161       3,083         2,089        12,114
                                           -------     -------      --------      --------
Extraordinary loss on write-off of
 debt issuance costs, net of income
 taxes of $639......................             -           -         1,029             -
                                           -------     -------      --------      --------
  Net income........................       $ 1,161     $ 3,083      $  1,060      $ 12,114
                                           =======     =======      ========      ========


   The accompanying condensed notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                             For the Nine
                                                                             Months Ended
                                                                            September 30,
                                                                      --------------------------
                                                                          1999          1998
                                                                      -------------  -----------
                                                                              (unaudited)
Net cash provided by operating activities...........................    $ 18,200      $  22,322
                                                                        --------      ---------


Cash flows from investing activities:
 Purchases of property, plant and equipment.........................      (5,396)        (9,016)
                                                                        --------      ---------
  Net cash used in investing activities.............................      (5,396)        (9,016)
                                                                        --------      ---------


Cash flows from financing activities:
 Book overdraft.....................................................       2,798           (526)
 Principal payments of long-term debt...............................     (66,000)       (20,000)
 Proceeds from borrowing of long-term debt..........................           -        152,000
 Proceeds from borrowing of revolving credit........................       9,000              -
 Payments on borrowing of revolving credit..........................     (45,000)             -
 Payments on borrowings of term loans...............................      (8,000)             -
 Proceeds from borrowing on notes...................................      98,000              -
 Net repayments on working capital line of credit...................           -         (5,000)
 Loan to parent.....................................................           -       (135,302)
 Debt issuance costs................................................      (3,478)        (4,491)
                                                                        --------      ---------
 Net cash used in financing activities..............................     (12,680)       (13,319)
                                                                        --------      ---------
Net increase (decrease) in cash and cash equivalents................         124            (13)
Cash and cash equivalents at beginning of period....................          18             29
                                                                        --------      ---------
Cash and cash equivalent at end of period...........................    $    142      $      16
                                                                        ========      =========



   The accompanying condensed notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (dollars in thousands)


1.   Basis of Presentation:

   The accompanying unaudited interim consolidated condensed financial statements of BGF Industries, Inc. ("BGF" or the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

   These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31,1998 on file with the Securities and Exchange Commission in the Company's Registration Statement on Form S-4 (SEC File No. 333 - 72321), (the "Registration Statement") declared effective on June 18, 1999.


2.   Inventories:

  Inventories consist of the following:

                                                                  September 30,   December 31,
                                                                      1999            1998
                                                                  -------------   ------------
                                                                   (unaudited)
  Supplies....................................................      $ 1,614        $ 1,571
  Raw materials...............................................        3,133          4,283
  Stock-in-process............................................        6,097          8,029
  Finished goods..............................................       27,437         28,649
                                                                    -------        -------
                                                                    $38,281        $42,532
                                                                    =======        =======

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)


3.   Other Noncurrent Assets:

  Other noncurrent assets consist of the following:

                                                                              September 30,   December 31,
                                                                                  1999            1998
                                                                             ---------------  -------------
                                                                              (unaudited)
   Excess of acquisition cost over assigned value of net assets acquired...     $ 5,809        $ 5,809
   Debt issuance costs.....................................................       6,349          4,598
                                                                                -------        -------
                                                                                 12,158         10,407
   Accumulated amortization................................................      (1,361)          (696)
                                                                                -------        -------
                                                                                 10,797          9,711
   Other...................................................................         334            334
                                                                                -------        -------
                                                                                $11,131        $10,045
                                                                                =======        =======

4.    Accrued liabilities:

  Accrued liabilities consist of the following:

                                                                              September 30,   December 31,
                                                                                  1999            1998
                                                                             ---------------  ------------
                                                                              (unaudited)
   Income Taxes............................................................      $  279         $  855
   Payroll.................................................................         729            117
   Pension and 401(k)......................................................       3,154          4,439
   Interest................................................................       2,262            553
   Restructuring Reserve...................................................         298              -
   Other...................................................................       2,012            779
                                                                                 ------         ------
                                                                                 $8,734         $6,743
                                                                                 ======         ======

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                             (dollars in thousands)

5.   Debt:

  Debt consists of the following:

                                                                              September 30,   December 31,
                                                                                   1999           1998
                                                                              --------------  ------------
                                                                                 (unaudited)
  Senior Credit Facility
    Amortizing Term Loan....................................................     $ 40,000       $ 50,000
    Revolving Credit Facility...............................................        1,000         36,000
  Senior Subordinated Credit Facility.......................................            -         65,000
  Exchange notes, net of unamortized discount...............................       98,133              -
                                                                                 --------       --------
                                                                                  139,133        151,000
  Less current portion......................................................        3,200          1,000
                                                                                 --------       --------
                                                                                 $135,933       $150,000
                                                                                 ========       ========


  As of September 30, 1999, the Company paid off $10,000 of the principal amount of the term loan prior to its scheduled payment. In addition, the Company terminated the portion of the interest rate swap agreement related to this principal pay down. The impact of these transactions was not material to the Company's financial statements.

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


                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                    ---------------------  ----------------------
                                         (unaudited)            (unaudited)
                                       1999       1998       1999        1998
                                    ----------  ---------  ---------  -----------
  United States...................     $41,564    $44,577   $126,273     $135,219
  Foreign.........................       2,395      2,280      7,015       15,492
                                       -------    -------   --------     --------
                                       $43,959    $46,857   $133,288     $150,711
                                       =======    =======   ========     ========

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)


7.   Commitments and Contingencies:

   In 1997, BGF cosigned a debt facility with Glass Holdings guaranteeing the payment and performance of the obligations of Belmont of America, an affiliate of BGF. The obligation guaranteed by BGF under the debt facility is a $5,000 tax-free variable rate demand note for Belmont of America. On June 30, 1999, Belmont of America paid off the $5,000 tax-free variable rate demand note, relieving BGF of its guarantee.

8.    Other Transactions:

   BGF incurred charges of $769, included as a component of operating income in the accompanying financial statements, in the nine month period ended September 30, 1999 due to a restructuring plan announced on May 3, 1999 that resulted in the elimination of 67 hourly and salary employees across the company. The charges incurred are costs for salaried employee severence. As of September 30, 1999, all these employees have been terminated and $471 of the restructuring costs have been paid out, leaving a remaining reserve of $298 for severence payments scheduled through January, 2001. At September 30, 1999, the reserve is included in accrued liabilities in the accompanying financial statements.

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

   On June 18, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-4 relating to its offering of $100,000 of 10 1/4% series B senior subordinated notes due 2009. The notes issued in the offering were exchanged on July 23, 1999 for 10 1/4% senior subordinated notes due 2009 that were privately issued on January 21, 1999.

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

Overview

     Our business focuses on the production of value-added specialty woven and non-woven fabrics made from glass, carbon and aramid yarns. Both in revenue and market share, we believe we are the second largest manufacturer of glass fiber fabrics and a leading producer of other high performance fabrics in North America. Our fabrics are a critical component in the production of a variety of electronic, filtration, composite, insulation, construction and commercial products. Our glass fiber fabrics are used by our customers in printed circuit boards, which are integral to virtually all advanced electronic products, including computers and cellular telephones. Our fabrics are also used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, power generation and oil refining.

Results of Operations

     The following table summarizes our historical results of operations as a percentage of net sales for the three and nine months ended September 30, 1999 and 1998:

                                                                 Three Months Ended    Nine Months Ended
                                                                   September 30,         September 30,
                                                                --------------------  -------------------
                                                                  1999       1998       1999       1998
                                                                ---------  ---------  ---------  --------


Net sales.....................................................     100.0%     100.0%     100.0%    100.0%
Cost of goods sold............................................      83.3%      82.9%      84.5%     81.0%
                                                                   -----      -----      -----     -----
  Gross profit................................................      16.7%      17.1%      15.5%     19.0%
Selling, general and administrative expenses..................       4.5%       4.1%       4.1%      4.9%
                                                                   -----      -----      -----     -----
Restructuring charges.........................................       0.0%       0.0%       0.6%      0.0%
                                                                   -----      -----      -----     -----
  Operating income............................................      12.2%      13.0%      10.8%     14.1%
Other (income) expenses:......................................
  Interest expense............................................       8.2%       2.4%       8.6%      1.2%
  Other income, net...........................................      (0.3)%     (0.1)%     (0.4)%    (0.1)%
                                                                   -----      -----      -----     -----
      Income before taxes and extraordinary loss..............       4.3%      10.7%       2.6%     13.0%
                                                                   -----      -----      -----     -----
Income tax expense............................................       1.7%       4.1%       1.0%      5.0%
                                                                   -----      -----      -----     -----
      Income before extraordinary loss........................       2.6%       6.6%       1.6%      8.0%
Extraordinary loss on write-off of debt issuance costs,              0.0%       0.0%       0.8%      0.0%
   net of income taxes of $639................................     -----      -----      -----     -----

      Net income..............................................       2.6%       6.6%       0.8%      8.0%
                                                                   =====      =====      =====     =====

  EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense, and non-recurring non-cash charges.

EBITDA is calculated as follows:

                                                             Nine Months Ended       Three Months Ended
                                                                 September,              September,
                                                         ------------------------------------------------
                                                              1999        1998        1999        1998
                                                         ------------------------------------------------
                                                                     (dollars in thousands)
Net Income ..............................................     $ 1,060     $12,114      $1,161      $3,083
Depreciation and amortization............................       6,140       5,688       2,048       1,886
Interest.................................................      11,443       1,751       3,615       1,150
Taxes....................................................       1,330       7,584         745       1,931
Extraordinary Loss ......................................       1,029           -           -           -
                                                         ------------     -------      ------      ------
EBITDA...................................................     $21,002     $27,137      $7,569      $8,050
                                                         ============     =======      ======      ======


Reported EBITDA for the quarter ended September 30, 1999 decreased $0.5 million, or 6.2%, to $7.6 million from $8.1 million for the quarter ended September 30, 1998 and for the nine months ended September 30, 1999 decreased by $6.1 million, or 22.6%, to $21.0 million from $27.1 million for the nine months ended September 30, 1998. For the twelve-month period ended September 30, 1999, net sales and EBITDA were $184.3 million and $31.0 million, respectively. EBITDA for reporting purposes includes the reduction of income of $769,000 for restructuring charges in the twelve months and nine months ended September 30, 1999. If the restructuring charges were to be added back, EBITDA would be $31.8 million for the twelve months ended and $21.8 million for the nine months ended September 30, 1999.

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

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net Sales. Net sales decreased $2.9 million, or 6.2%, to $44.0 million in the three months ended September 30, 1999, from $46.9 million in the three months ended September 30, 1998, primarily due to a decrease of $3.7 million, or 38.2%, in the sales of heavyweight fabrics used in rigid printed circuit boards and a decrease of $2.1 million, or 17.2%, in the sales in the composites market due to a slow demand for aerospace products. These decreases were partially offset by an increase of $0.4 million, or 2.7%, in sales in the lightweight fabric markets and an increase of $2.7 million, or 67.6%, in the sales of filtration fabrics.

Gross Profit Margins. Gross profit margins decreased from 17.1% in the three months ended September 30, 1998 to 16.7% in the three months ended September 30, 1999, due primarily to lower volumes resulting in less absorption of fixed costs as well as price pressures in the electronics segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 4.5% of the net sales in the three months ended September 30, 1999 from 4.1% of net sales in the three months ended September 30, 1998. This was mainly due to lower sales dollars for the period combined with decreases in profit sharing and executive bonuses as well as export sales commissions.

Operating Income. As a result of the aforementioned factors, operating income decreased $0.7 million to $5.4 million, or 12.2% of net sales, in the three months ended September 30, 1999, from $6.1 million, or 13.0% of net sales, in the three months ended September 30, 1998.

Interest Expense. Interest expense increased $2.5 million to $3.6 million in the three months ended September 30, 1999 from $1.1 million in the three months ended September 30, 1998, due to the increase in debt, which was incurred on September 30, 1998, in order to loan our parent company, Glass Holdings, funds to enable AGY Holdings, a wholly owned subsidiary of Glass Holdings, to purchase a 51% ownership interest in Advanced Glassfiber Yarns.

Income Tax Expense. The effective tax rate in the three months ended September 30, 1999 and 1998 of 39.1% and 38.5% respectively was higher than the federal statutory rate of 35.0% primarily due to state incomes taxes.

Net Income. As a result of the aforementioned factors, net income decreased $1.9 million to $1.2 million in the three months ended September 30, 1999, from $3.1 million in the three months ended September 30, 1998.


Nine Months Ended September 30, 1999 Compared to Nine months Ended September 30, 1998

Net Sales. Net sales decreased $17.4 million, or 11.6%, to $133.3 million in the nine months ended September 30, 1999, from $150.7 million in the nine months ended September 30, 1998, primarily due to a decrease of $15.3 million, or 46.9%, in the sales of heavyweight fabrics used in rigid printed circuit boards and a decrease of $7.5 million, or 18.9%, in the sales in the composites market due to a slow demand for aerospace products. These decreases were partially offset by a $5.5 million, or 42.0%, increase in the sales of filtration fabrics due to an increased demand in this market in 1999.

Gross Profit Margins. Gross profit margins decreased from 19.0% in the nine months ended September 30, 1998 to 15.5% in the nine months ended September 30, 1999, due primarily to lower volumes resulting in less absorption of fixed costs as well as price pressures in the electronics segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 4.1% of net sales in the nine months ended September 30, 1999 from 4.9% of net sales in the nine months ended September 30, 1998. This was primarily due to significantly lower expenses for profit sharing and executive bonuses to take into account the current profitability of BGF as well as lower sales commissions to agents because of lower export sales.

Restructuring Charges. BGF incurred charges of $769,000 in the nine months ended September 30,1999 due to a restructuring plan announced on May 3, 1999 that resulted in the elimination of 67 jobs (20 salaried and 47 wage) across the company.

Operating Income. As a result of the aforementioned factors, operating income decreased $6.9 million to $14.4 million, or 10.8% of net sales, in the nine months ended September 30, 1999, from $21.3 million, or 14.1% of net sales, in the nine months ended September 30, 1998.

Interest Expense. Interest expense increased $9.6 million to $11.4 million in the nine months ended September 30, 1999, from $1.8 million in the nine months ended September 30, 1998, due to the increase in debt, which was incurred on September 30, 1998, in order to loan our parent company, Glass Holdings, funds to enable AGY Holdings, a wholly owned subsidiary of Glass Holdings, to purchase a 51% ownership interest in Advanced Glassfiber Yarns.

Income Tax Expense. The effective tax rate in the nine months ended September 30, 1999 and 1998 of 38.9% and 38.5% respectively was higher than the federal statutory rate of 35.0% primarily due to state income taxes.

Net Income. As a result of the aforementioned factors, and the write-off of debt issuance costs of $1.0 million after tax associated with the repayment of outstanding indebtedness in connection with the issuance of senior subordinated notes, net income decreased $11.0 million to $1.1 million in the nine months ended September 30, 1999, from $12.1 million in the nine months ended September 30, 1998.

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

  On January 21, 1999, we privately issued $100 million ($98 million net of discount) 10 1/4% Senior Subordinated Notes due 2009. Our net proceeds of approximately $95.3 million were used to repay all $65.0 million of indebtedness under the term loan under a senior subordinated credit facility, interest of $0.5 million under the senior subordinated credit facility and $29.8 million of indebtedness under the revolver under our senior credit facility, which was incurred on September 30, 1998 to fund the purchase by AGY Holdings of a 51% ownership interest in Advanced Glassfiber. On July 23, 1999, we exchanged the old notes for substantially identical new Series B notes that have been registered under the Securities Act.

Net Cash Provided by Operating Activities.   Net cash provided by operating
activities was $18.2 million for the nine months ended September 30, 1999 and was primarily the result of non-cash adjustments to net income for depreciation of $6.0 million and amortization of $2.5 million, a decrease in inventory of $4.3 million and an increase in accounts payable and accrued expenses of $4.3 million.

Net Cash Used in Investing Activities. Net cash used in investing activities was $5.4 million for the nine months ended September 30, 1999 and was the result of purchases of property, plant and equipment.

Net Cash Used in Financing Activities. Net cash used in financing activities was $12.7 million for the nine months ended September 30, 1999 and was primarily the result of payments on the senior subordinated debt of $66.0 million and net payments on the revolving credit facility of $45.0 million and an $8.0 million payment on the term loan, offset by proceeds from the notes of $98.0 million and proceeds from borrowing of revolving credit of $9.0 million.

Indebtedness and Other Matters. At September 30, 1999, we had outstanding $139.1 million of long-term debt, consisting of $40.0 million under the term loan of our senior credit facility and $98.1 million under our notes (net of discount of $1.9 million). In addition, we had outstanding $1.0 million on the revolving credit facility.

Capital Expenditures. We have historically financed our capital expenditures through cash flow from operations and borrowings under our credit facilities. Capital expenditures were $1.3 million for the three months ended September 30, 1999 and $5.4 million for the nine months ended September 30, 1999. The principal capital expenditures during these periods included $2.1 million of a $4.0 million new non-woven line for insulation applications. The project is targeted for completion in the last quarter of 1999.

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


Year 2000

  Many computer programs use only two digits to identify a year in a date field within the program (e.g., "98" or "02") often meaning that the program will fail to distinguish dates in the "2000s" from dates in the "1900s." If not corrected, computer applications making calculations and comparisons in different centuries may cause inaccurate results, or fail by or at the Year 2000.

  Risks Presented. These Year 2000 issues are of particular importance to us. We recognized that many of the systems and equipment we use to conduct and manage our business were at risk for Year 2000 compliance. If these risks are not assessed and remediated, our ability to continue normal business operations could be substantially impaired, including our ability to manufacture our products. We also recognized that Year 2000 related issues could adversely affect the operations and financial performance of our material suppliers and customers. Any of these issues, if not addressed properly, could have a material adverse effect on our business, financial condition and results of operations.

  Business Systems. We operate two mission-critical business systems to run our business. We purchased the primary of these two systems in 1990, modified the system to conform it to our business needs and then installed it in stages between 1990 and 1993. This system is necessary for us to successfully process orders, manufacture products, ship products, bill customers and collect data for both internal and external reporting requirements. Our other mission-critical business system is a financial package which we purchased and installed recently in January 1999. This system is used for general accounting purposes. We have developed an interface between these two systems, so that relevant data can be transported from one to the other. Our business systems also include other third-party software that has been installed on approximately 250 personal computers located throughout our various facilities. Our employees using such software have also at times modified various modules of such software to improve business functions. We do not consider these modified applications as mission-critical, however.

  Embedded Technology. We employ a large amount of manufacturing equipment, as well as systems which operate business functions such as e-mail, telephones and security. As mentioned above, we also utilize approximately 250 personal computers in our business. These systems, pieces of equipment and computer hardware could contain embedded technology that is not Year 2000 compliant.

  Our Year 2000 Efforts. Since 1997, we have been working to achieve Year 2000 readiness. Our Year 2000 efforts have been focused on mission-critical issues and are being directed by our Information Systems Department, with frequent interaction with our senior management. The Information Systems Department is responsible for:

  (1) identifying systems and applications that may be affected by Year 2000 issues;

  (2) evaluating and/or developing alternatives for affected systems, including modifying, replacing or discontinuing the systems; and

  (3) converting, testing and implementing affected systems to ensure that the systems and their applications are Year 2000 compliant.

  We refer to these phases as (1) The Identification Phase; (2) The Evaluation Phase; and (3) The Conversion, Testing and Implementation Phase.

  Our Information Systems Department is also responsible for evaluating the Year 2000 readiness of our primary vendors and customers. It is also responsible for developing contingency plans in the event we or our primary vendors or customers are not Year 2000 ready on a timely basis.

  Specifics of Phases.

       .  Business Systems.

       Identification Phase. With regard to our business systems, in 1997, we purchased specialty software to run against the "library" of approximately 1,200 programs that make up our business systems. This specialized software is designed to identify programs that contain fields that could be date-oriented and thus susceptible to Year 2000 issues. Approximately 50% of our 1,200 programs were identified as containing date-oriented fields. We completed this work in March 1998.

        Evaluation Phase. The Evaluation Phase then consisted of our individually reviewing the date fields of each of the identified programs to determine whether that program would need to be modified, replaced or discontinued. We prioritized our review of the programs by difficulty level, reviewing the more complex of the programs first. As a result of these evaluations, we determined that we would need to address approximately 80-90% of the programs identified as containing date fields. Our scheduled work in this phase was complete as of June 1998. However, we were later informed by the manufacturer of our financial package that two of the databases in this package would need to be upgraded due to Year 2000 issues. The necessary upgrades to these databases were completed as of the end of October 1999.

        Conversion, Implementation and Testing Phase. We completed the remediations necessary to programs relating to our PC-based software in March 1999 and the remediations necessary to our other business systems, other than our financial package, in April 1999. We completed the necessary upgrades to two of the databases in our financial package by the end of October 1999. We are currently not aware of any other necessary modifications. As we modify programs, we put them back into operation and test them. Based on our evaluation efforts, we have not been required to replace or discontinue any of our business systems.

        .  Embedded Technology.

        Identification Phase. Beginning in early 1998, we developed a list of specific manufacturing equipment and computer hardware that might contain technology susceptible to Year 2000 issues. We developed this list through communications among our various plant managers, machinery operators, MIS personnel and other of our personnel, as well as discussions with the various manufacturers of our equipment and hardware. After the list was compiled, we created an internal database outlining the specifics on the equipment and hardware and assigned responsibility for evaluating and performing the necessary remedial efforts for each one. This phase was completed in November 1998.

        Evaluation Phase. We consistently updated our database of equipment and hardware as our Evaluation Phase progressed. We have evaluated all of the items identified as potentially having Year 2000 related issues. Typically, our evaluation involved seeking representatives from the manufacturer that their equipment or hardware is Year 2000 compliant and/or manually running Year 2000 regression tests ourselves against the equipment/hardware. We completed this phase in April 1999.

        Conversion, Testing and Implementation Phase. As a result of our evaluation efforts, we determined that the computers/equipment used to monitor some of our looms at one of our manufacturing facilities would need to be upgraded. The manufacturer of this hardware was originally scheduled to perform and complete this upgrade in September 1999, but has rescheduled the upgrade to be completed no later than November 15, 1999. We are already operating the same, upgraded, loom monitoring equipment at another of our manufacturing facilities. The upgraded equipment passed our Year 2000 tests. Other than this loom monitoring system, we replaced the telephony system for our corporate offices in April 1999. We did not identify any other necessary material modifications or replacements pertaining to embedded technology. Otherwise, we have made some immaterial modifications to equipment and purchased some hardware to upgrade some of our older PCs because of Year 2000 issues. As each of these projects have been completed, we have put the specific equipment back into operation and run tests for Year 2000 compliance. We will complete this phase by November 15, 1999 when the loom monitoring system is scheduled to be upgraded.

        State of Readiness. The following table shows our progress as of November 9, 1999 through each phase of our Year 2000 efforts for our business systems and PC-based software, as well as for embedded technology:


                                        Business Systems                              Embedded Technology
                              ------------------------------------------      ---------------------------------------------
                                                          Actual                                       Actual/Estimated
           Phase                  % Complete          Completion Date             % Complete           Completion Date
----------------------------  -------------------  ---------------------      -------------------   -----------------------
Identification..............        100%                3/31/1998                     100%                11/30/1998
Evaluation..................        100%                6/30/1998                     100%                 4/30/1999
Conversion, Testing and
 Implementation ............        100%               10/31/1999                      99%             Loom monitoring
                                                                                                     systems: 11/15/1999
                                                                                                       Other: 4/30/1999


     Third Parties. Aside from the manufacturers of the personal computers and manufacturing equipment we use to run our business, the third parties which we rely on most heavily are our suppliers of raw materials, energy and services, as well as our customers. We purchase our resources from several vendors and sell our products to a number of customers for a wide variety of applications. However, if a significant number of these vendors or customers fail to be Year 2000 ready, it could prevent or substantially impair our ability to transact business with them as usual. We would then need to find alternative supplies of these resources or customers for our products. If we could not find or were delayed in finding, alternatives, it could have a material adverse effect on our business, results of operations and financial condition.

     In addition to our suppliers of equipment, which we discussed above, we have also identified our key vendors of raw materials, energy and services. We have contacted each of these suppliers regarding their plans for dealing with Year 2000 issues and have received responses from approximately 95% of them. Also, beginning in the first quarter of 1999, we began to survey our major customers as to their preparations for the Year 2000 and any anticipated changes in their purchases from us related to this issue. Of the responses we have received to date, we have not identified any material issues regarding the Year 2000 readiness of our major vendors and customers. However, we cannot assure you that our vendors and customers will be Year 2000 ready. If any of our material vendors or customers fail to be Year 2000 ready, it could have an adverse material effect on our business and results of operations.

     Costs. We are currently using mainly internal resources to address our Year 2000 issues. We estimate that we have and will continue to use the equivalent of 2 full time members of our

Information Systems Department to implement our Year 2000 efforts. Also, in October 1998, we retained a programmer on a temporary basis to assist us on Year 2000 modifications. We retained this programmer through mid-April 1999. Costs associated with our Year 2000 efforts are being expenses as incurred through our normal budget with no additional funding allocated to the Information Systems Department. We continue to estimate that our total overall costs related to our Year 2000 efforts will be approximately $400,000. Expenses incurred through November 9, 1999 were approximately $385,000. We cannot assure you, however, that as we progress through the final phases of our Year 2000 efforts, that we will not identify further issues that could cause our costs to become material. A material increase in our Year 2000 costs could have a material adverse effect on our financial condition and results of operations.

     Worst Case Scenario and Contingency Plans. If our systems and equipment, or our material vendors and customers, are not Year 2000 ready on a timely basis, it could have a material adverse effect on our business, financial condition and results of operations. Excluding the potential impact of the Year 2000 issues of material third parties, which we are unable to control, a reasonable worst case scenario for our company would be if our identification and evaluation efforts had not adequately detected material Year 2000 issues and a material number of our mission-critical systems and equipment were rendered inoperable.

     In order to be ready for such a scenario, we have developed a contingency plan. Our contingency plan consists of manual work-arounds in the event of business system failures with respect to our core business functions needed to take orders, manufacture our products, ship to and bill our customers. We plan to ensure that our staff is up-to-date on these manual procedures that already back-up our systems, some of which have previously been ISO certified. Despite these efforts, because of the uncertain nature of the Year 2000, as well as the potential impact of third party Year 2000 issues, we cannot assure you that our contingency plans will be adequate.

     As we discuss above, currently, we are not aware of any Year 2000 issues that would materially affect our business or financial condition. However, we cannot assure you that our systems will be Year 2000 complaint on schedule, that Year 2000 related costs will not become material or that our contingency plans will be adequate. Furthermore, we are currently unable to anticipate the magnitude of the effect on us of the failure of any of our material vendors and customers to be Year 2000 ready. If any such risks, either with respect to our systems or our vendors or customers, materialize, they could have a material adverse effect on our business, financial condition and results of operations.

     This disclosures contained herein concerning Year 2000 are designated as "Year 2000 Readiness Disclosures" and are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Compliance with the Act, however, does not preclude any claims that may arise under the federal securities laws. The estimates and conclusions related to our Year 2000 efforts contain forward looking statements and are based on our management's best estimates of future events. Risks to achieving Year 2000 compliance include the availability of resources, our ability to discover and correct potential Year 2000 sensitive problems which could have a serious impact on specific systems, equipment or facilities, and the ability of our material vendors and customers to make their systems Year 2000 complaint.

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

     We entered into an interest rate swap agreement to manage our exposure to interest rate changes under the senior credit facility. The swap involves the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. At September 30, 1999, we had an interest rate swap agreement effective through September 30, 2004 on a notional amount of $40.0 million. Under this agreement, we have secured a fixed LIBOR rate of interest of 5.04% on the notional amount that is reduced in a manner consistent with the amortization of the principal on our term loan. This swap effectively changes our payment of interest on $40.0 million of variable rate debt for the contract period.

     The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 1999, we would have received approximately $1.4 million to terminate the agreement. A 1% decrease in LIBOR would decrease the amount received by approximately $0.6 million. The fair value is based on dealer quotes, considering current interest rates.

                          PART II - OTHER INFORMATION

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

                                  BGF Industries, Inc.


                                  /s/ Philippe R. Dorier
                                  --------------------------------------------
                                  Philippe R. Dorier
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Date:  November 12, 1999

                                 EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION
-----------              -----------

    27                   Financial Data Schedule (filed electronically)