Form 10-K405
period 1999-12-31
BGF INDUSTRIES INC
filed 2000-03-30
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-         EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
          ________.

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

               Registrant's telephone number, including area code:
                                 (336) 545-0011
                           ---------------------------
         Securities registered pursuant to Section 12(b) of the Act:   None
         Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_    No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X
                             --
         There is no established trading market for the Common Stock of the registrant. All shares of Common Stock are held by an affiliate of the registrant at March 27, 2000.

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of March 27, 2000.

                              BGF INDUSTRIES, INC.
               ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                                                        PAGE NO.
                                                                                                        --------
PART I.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Item 1.           Business...........................................................................       1

Item 2.           Properties.........................................................................       9

Item 3.           Legal Proceedings..................................................................       9

Item 4.           Submission of Matters to a Vote of Security Holders................................      10

PART II.

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters..............      11

Item 6.           Selected Financial Data............................................................      11

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................      13

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.........................      26

Item 8.           Financial Statements and Supplementary Data........................................      26

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure...........................................................      26

PART III.

Item 10.          Directors and Executive Officers of the Registrant.................................      27

Item 11.          Executive Compensation.............................................................      29

Item 12.          Security Ownership of Certain Beneficial Owners and Management.....................      33

Item 13.          Certain Relationships and Related Transactions.....................................      34

PART IV.

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K....................      37

                        PART I - FINANCIAL INFORMATION


            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

      Some of the information in this Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects (rather than historical facts) within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in the operations of the Company and its business environment that could render actual outcomes and results materially different from those predicted. In the preparation of this Report, where such forward-looking statements appear, we have sought to accompany those statements with meaningful cautionary statements identifying important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Report. Such factors include: our significant level of indebtedness; the highly competitive nature of our markets; our concentrated customer base; limitations on our ability to incur additional debt; our lack of long-term customer and vendor contracts; the adequacy of our Year 2000 efforts and those of our suppliers, vendors and customers and other third parties on whom we rely to be Year 2000 ready; our ability to address technological advances in the markets we serve; and changes in economic conditions generally. This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Report and in our Registration Statement on Form S-4 with respect to our 10 1/4% Senior Subordinated Notes due 2009, especially the "Risk Factors" section of the Registration Statement. Forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

      We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

ITEM 1. BUSINESS

      GENERAL

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

      We began our glass fiber product development efforts in cooperation with Owens Corning in 1938. As a result of our combined research and development efforts, glass fiber fabrics were available to the market by 1941. In 1947, we began to manufacture and sell glass fiber fabrics independently of Owens Corning. In 1951, we merged with Horace Linton & Brothers, a narrow tape manufacturer that had teamed with Owens Corning to develop and market glass fiber electrical insulation tapes. In 1956, we were acquired by Burlington Industries, Inc. (Burlington) and remained a division of Burlington until we were purchased in 1988 by Porcher Industries.

      BGF is a Delaware corporation. Our headquarters are located at 3802 Robert Porcher Way, Greensboro, North Carolina 27410, and our telephone number is (336) 545-0011.

      The following is a glossary of technical terms we use throughout this Report and in our business:

      "Aramid yarn" means a category of man-made fibers, the most commonly recognized of which is Kevlar(R).

      "Carbon yarn" means yarn made from carbonized fibers used in woven fabrics to make composites.

      "Composite" means the use of fabric in conjunction with resin to make moulded parts, primarily for aircraft and aerospace applications.

      "Composites market" means the market for composites. Applications include aircraft interiors, helicopter rotor blades and brake linings.

      "Filtration market" means the market for filtration applications, including cement production and carbon black production.

      "Heavyweight glass fiber fabric" means fabric made of fiberglass yarns used primarily in rigid printed circuit boards.

      "Lightweight glass fiber fabric" means fabric made of fiberglass yarns used primarily in multi-layer printed circuit boards.

      "Multi-layer printed circuit board" means a printed circuit board having multiple (more than two) layers of circuitry produced by stacking thin copper clad laminate cores.

      "Printed circuit board" means a plastic substrate on which electronic components are mounted within electronic devices.

      "Rigid printed circuit board" means a printed circuit board that has circuitry on one or both sides.

      INDUSTRY OVERVIEW

      Glass fiber fabrics are a critical component in the production of numerous products in the electronics industry, including primarily printed circuit boards, as well as products in a variety of other markets that our customers supply to, including the aerospace, transportation, construction power generation and oil refining markets. In general, the industry we compete in is characterized by:

        o   a limited number of domestic producers;

        o barriers to entry consisting primarily of a limited supply of raw materials;

        o   diversified downstream markets; and

        o   a lack of product substitutes.

      LIMITED NUMBER OF DOMESTIC PRODUCERS. We are one of a limited number of major domestic manufacturers of glass fiber fabrics. We and our primary competitor, Hexcel/Clark-Schwebel, account for approximately 90% of domestic capacity, which is estimated to be 400 million yards. We estimate that Hexcel/Clark Schwebel accounts for 50% of the domestic market share and BGF accounts for 40%.

      The major competitors in the global glass fabric weaving industry are BGF/Porcher Industries, Hexcel/Clark-Schwebel, Nitto Boseki (Japan), Nan Ya Plastics (Taiwan) and Taiwan Glass (Taiwan). Although direct imports of glass fiber fabrics into the U.S. have been limited, increasing imports of laminates and rigid printed circuit boards from Asia have been impacting demand for domestically produced heavyweight glass fiber fabrics used in rigid printed circuit boards.

      BARRIERS TO ENTRY. There are a limited number of major global suppliers of glass and carbon yarns to fabric producers such as BGF, and we have experienced supply shortages from time to time. Accordingly, we believe that it would be difficult for new competitors to ensure a constant and adequate supply of glass and carbon yarns. Additionally, the process of producing high quality glass fiber and other high performance fabrics requires extensive technological expertise and research and development capability, both of which require substantial know-how and capital compared to many less complex businesses.

      DIVERSIFIED MARKETS AND USES. The unique characteristics of our fabrics make them critical components in a variety of products manufactured for sale in the electronics, composites, filtration, commercial, insulation and construction markets. Within each of these markets, our fabrics have a variety of applications, including:

       -    Printed circuit boards
       -    Helicopter blades
       -    Telecommunications equipment

       -    Reinforced concrete
       -    Filtration bags
       -    Roofing materials
       -    Heat shields
       -    Wall coverings
       -    Welding curtains
       -    Filtration equipment
       -    Aircraft laminates
       -    Sporting goods

      LACK OF PRODUCT SUBSTITUTES. For many applications of our products, there are a limited number of economical product substitutes, if any. For example, substantially all printed circuit boards for high-end electronics applications use glass fiber fabrics. The unique properties of glass fiber also make it a critical component in high temperature filtration and insulation products. In many composite products, only glass, carbon and aramid fibers can meet the requisite strength-to-weight ratios.

      Glass fiber fabrics are the reinforcement for the vast majority of high-end electronics products. Demand for electronics products has experienced substantial growth in recent years and is expected to continue to grow due to expanded applications, technological advancements and new computer products and systems introductions. We believe this growth is primarily attributable to the development of more complex and sophisticated electronics products, including cellular telephones, pagers, personal computers and portable computing devices, as well as the increasing electronic content of products in which such use has been historically absent or limited, such as automobiles, home appliances and medical equipment.


      Glass fiber fabrics offer an excellent combination of properties, from high strength to fire resistance. Wide ranges of yarn sizes and weave patterns provide broad design potential, enabling customers to choose the best combination of material performance, economics and product flexibility. Carbon fiber fabrics possess many of the same characteristics of glass fiber fabrics and provide higher strength and lighter weight in the products in which they are incorporated. Aramid fiber fabrics also share many of the same characteristics as glass fiber fabrics and are lighter in weight and provide greater impact resistance in the products in which they are incorporated.


      PRODUCTS AND MARKETS

      We sell our products primarily in North America and focus on the following markets:

      ELECTRONICS. We produce glass fiber fabrics for multi-layer and rigid printed circuit boards for use in the electronics industry. The demand for multi-layer printed circuit boards, which primarily use lightweight glass fiber fabrics, has been increasing. Furthermore, the demand for our heavyweight fabrics has decreased due to competitive pressures from Asian laminate producers. As a result of the increasing demand for multi-layer printed circuit boards, which primarily use lightweight glass fiber fabrics, we have shifted our electronics glass fiber fabrics manufacturing capacity mix in recent years from heavyweight fabrics, which are typically used in rigid printed circuit boards, toward more technologically advanced and higher margin lightweight fabrics. Sales of glass fabrics to the electronics industry were $84.3 million in 1999, representing 47.2% of our net sales. Sales of heavyweight fabrics were negatively impacted in 1999 due to intense competition from Asia resulting in lower volumes and prices. Sales of lightweight fabrics are slightly up compared with 1998.

      COMPOSITES. Our glass, carbon and aramid fiber fabrics are used in various composite materials, which are used in various applications, including structural aircraft parts and interiors, helicopter rotor blades, tooling, brake linings and ducting. Sales of fabrics for composites were $41.4 million in 1999, representing 23.2% of our net sales. A weak aerospace industry resulted in lower sales in this area compared to 1998.

      FILTRATION. We produce fabrics for high temperature dust filtration used by industrial customers to control emissions into the environment. Our filtration bags are sold to utilities, producers of asphalt and carbon black, cement plants and steel mills. Sales of our filtration fabrics were $26.1 million in 1999, representing 14.6% of our net sales. Filtration sales were strong and at record level in 1999 due to incentive programs and large replacement orders.

      COMMERCIAL. Our glass fiber fabrics are used in commercial applications where fire resistance and dimensional stability are critical. Applications for these products include ceiling tile and acoustical facing fabrics, window coverings and movie screens. Sales in this segment show a slight increase compared to 1998.

      INSULATION. We produce materials for high-temperature, fire-resistant insulation. Applications for these products include insulation for joints, pipes, valves, transportation exhaust systems, heat shields and home appliances. Sales in this segment were flat in 1999.

      CONSTRUCTION. The fire resistant qualities of glass fiber fabrics make them a critical component of products used in the construction industry. Applications for these products include smoke and fire barrier curtains, drywall bonding tape, rubber mat backing and fabric structures, such as commercial tents and roofs. Sales were down compared to 1998 due to the fact that we lost some business in Saudi Arabia to a local company. This was only partially offset by strong scrim sales.

      INDUSTRY SEGMENTS

      We operate in one business segment that manufactures specialty woven and nonwoven fabrics for use in a variety of industrial and commercial applications. All of our revenues, gross profit and assets derived or used in this segment and information related thereto can be found in the consolidated financial statements under Item 8 of this Report.

      SALES AND MARKETING

      We sell our products through a direct sales force of seven sales representatives, four market managers and two telemarketing representatives. All of the sales representatives and three of the four market managers have been with us for more than ten years. Our sales representatives have geographic territories, while the market managers are responsible for specific product lines. The sales representatives are compensated on a salary and commission basis and the market managers are compensated on a salary and bonus basis. Each sales representative has a technical orientation and the necessary expertise to sell our full line of products. We maintain an internet web site, located at www.bgf.com, which contains extensive product information.

      We sell our products to over 400 customers, including many leading companies in their respective industry segments, including Cytec Fiberite, Polyclad Laminates, Isola USA, BHA Group and Chemfab. We continually seek to strengthen and expand our relationships with our customers. Due to the stringent quality, delivery and performance standards demanded by many of our customers and the ultimate users of our products in various markets, our customers are increasingly moving toward single source supply and collaborative agreements among both fabric producers, such as BGF, and their own customers. We believe that we are well positioned to benefit from this trend because of our strong competitive position within the industry, our investment in technical and manufacturing expertise and our long-term relationships with customers and suppliers.

      Two of our customers, Cytec Fiberite and Polyclad Laminates, each accounted for more than 10% of our net sales and together accounted for 22.6% and 27.4% of our net sales, respectively, in 1998 and in 1999. Our top ten customers in 1998 and in 1999 accounted for 57.2% and 57.0% of our net sales, respectively. Our customers are not contractually required to purchase any of our products and may terminate their relationship with us at any time.

      RESEARCH AND DEVELOPMENT

      Throughout our history, we have demonstrated that we are one of the industry's leading innovators, by becoming the first to:

       o    Weave glass fabrics;
       o Develop a patented process for heat cleaning glass fabrics to improve the physical properties of composites;
       o    Develop unidirectional fabrics;
       o Develop a product using "DE" size (finer) filaments to improve composite strengths; and
       o Weave single yarns by developing and using an improved "warp size" (protective coating to prevent abrasion during weaving).

      We believe our innovations have enhanced existing customer relationships and created new applications for our fabrics.

      We maintain a research and development staff of four chemical and three laboratory technicians who work under our Vice President of Research and Development. We have a modern, well-equipped research and development facility, located at our headquarters in Greensboro, North Carolina, that divides its efforts among developing new products and improving current products. The research and development facility is divided into seven state-of-the-art laboratories focusing on the following strategic areas of product development:

       o    Applications and development;
       o    Pilot processing;
       o    Physical testing;
       o    Composites development;
       o    Microscopy;
       o    Analytical testing; and
       o    Filtration technology

      RAW MATERIALS

      The principal materials we use to manufacture our products are glass, aramid and carbon yarns. We purchase glass yarns from Advanced Glassfiber, PPG Industries, Nitto Boseki and Vetrotex. Beginning in September 1998, Advanced Glassfiber began to supply us with glass yarns produced at the South Hill, Virginia lightweight fiber fabrics facility. The supply agreement expires on December 31, 2008, unless extended by Advanced Glassfiber. Glass Holdings, our parent corporation, through a wholly owned subsidiary, purchased a 51% interest in Advanced Glassfiber from Owens Corning on September 30, 1998. Our main suppliers of carbon yarns are Amoco, Toho and Hexcel and our main suppliers of aramid yarns are DuPont and Akzo Nobel.

      COMPETITION

      Our primary competitor is Hexcel/Clark-Schwebel. Other competitors are smaller and generally compete in niche markets. The major competitors in the global glass fabric weaving industry are BGF/Porcher Industries, Hexcel/Clark-Schwebel, Nitto Boseki (Japan), Nan Ya Plastics (Taiwan) and Taiwan Glass (Taiwan).

      Beginning in the fourth quarter of 1997, we have experienced downward pricing pressures on our heavyweight glass fiber fabrics due to foreign exchange fluctuations between the dollar and various Asian currencies and over-capacity in Asian heavyweight fabrics manufacturing, which has led to increased Asian imports of laminates and printed circuit boards into the United States.

      EMPLOYEES

      As of December 31, 1999, we employed 1,044 full time and part time employees, 861 of which are salaried employees and 183 of which are paid on an hourly basis. All of our employees are located in the United States. Of these employees, 965 were engaged in manufacturing and manufacturing related services, and 79 were engaged in sales, marketing and administrative functions. None of our employees is represented by a labor union. In May of 1999, we eliminated 67 positions and incurred a restructuring charge of $769,000, pre-tax. We consider our relationship with our employees to be good.


      ENVIRONMENTAL AND SAFETY AND HEALTH MATTERS

      Our past and present operations, including our ownership and operation of real properties, are subject to extensive and changing federal, state, local and foreign environmental laws and requirements including those governing discharges to air and water, the handling and disposal of soils and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at our facilities and off-site disposal locations. Our operations are also governed by laws and requirements relating to workplace safety and health. We believe that we are generally in material compliance with currently applicable environmental laws and requirements.

      In the course of a September 1998 environmental site assessment, we discovered reportable quantities of polychlorinated biphenyls ("PCBs") in soil at the Altavista plant in and around the former site of a heat transfer oil tank that the previous owner of the facility had removed in 1986, before BGF's 1988 acquisition. We immediately reported the contamination to the United States Environmental Protection Agency ("USEPA") and the Virginia Department of Environmental Quality ("VDEQ").

      The agencies have required additional sampling and site characterization, which is ongoing. With USEPA and VEDQ oversight, we will develop and implement a cleanup plan. All assessment and cleanup activities have been and will be conducted in compliance with applicable state and federal regulatory requirements. Cleanup costs remain uncertain. We may incur costs or liabilities relating to this and other environmental or safety and health matters in the future, including those relating to compliance with laws and requirements, remediation of contamination or claims by third parties.

      Like all weavers of glass, carbon and aramid fibers, we are subject to laws and regulations designed to reduce solid wastes by requiring, among other things, regulated wastes to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of our products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of additional environmental protection measures. We do not believe that the legislation promulgated to date and currently pending initiatives will have a material adverse effect on our business, financial condition and results of operations. We cannot assure you, however, that any future legislation or regulatory efforts will not have a material adverse effect on our business, financial condition and results of operations.

      PATENTS AND TRADEMARKS

      We have several United States patents, patent applications and trademarks. While we consider our patents to be valuable assets, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent on any individual patent or group of related patents. However, in some instances, patents and patent protection may serve as a barrier to entry in some of our product lines, such as commercial and insulation. Our policy is to obtain patents on our new products and enforce our patent rights.

      SEASONALITY

      Our business is not materially subject to seasonality.


ITEM 2. PROPERTIES

      We own and operate four manufacturing facilities and a research and development facility, together occupying over 786,000 square feet. By exchanging manufacturing technology and expertise with our international affiliates within Porcher Industries, we are able to develop innovative, efficient and flexible manufacturing processes. We were the first weaver of glass fiber in the United States to be ISO 9002 certified, which evidences our strong focus on high-quality manufacturing processes. The following table sets forth the general location, principal uses and approximate size of our properties and whether the properties are leased or owned.

--------------------------------------- --------------------------------- --------------------- -------------------
               FACILITY                               USE                 APPROXIMATE AREA IN    LEASED OR OWNED
                                                                              SQUARE FEET
--------------------------------------- --------------------------------- --------------------- -------------------
Greensboro, North Carolina              Headquarters; Research and        36,000                Owned
                                        Development facility
--------------------------------------- --------------------------------- --------------------- -------------------
Altavista, Virginia                     Weaving glass fiber and aramid    399,000               Owned
                                        fibers
--------------------------------------- --------------------------------- --------------------- -------------------
South Hill, Virginia Heavyweight        Weaving heavyweight glass fibers  147,000               Owned
Fiber Fabrics Facility
--------------------------------------- --------------------------------- --------------------- -------------------
South Hill, Virginia Lightweight        Weaving lightweight glass fibers  128,000               Owned
Fiber Fabrics Facility
--------------------------------------- --------------------------------- --------------------- -------------------
Cheraw, South Carolina                  Weaving carbon fibers             76,000                Owned
--------------------------------------- --------------------------------- --------------------- -------------------
Altavista, Virginia                     Warehouse                         101,000               Leased
--------------------------------------- --------------------------------- --------------------- -------------------
Altavista, Virginia                     Warehouse                         24,000                Leased
--------------------------------------- --------------------------------- --------------------- -------------------
Altavista, Virginia                     Warehouse                         6,000                 Leased
--------------------------------------- --------------------------------- --------------------- -------------------
Lynchburg, Virginia                     Warehouse                         37,000                Leased
--------------------------------------- --------------------------------- --------------------- -------------------
South Hill, Virginia                    Warehouse                         33,000                Leased
--------------------------------------- --------------------------------- --------------------- -------------------
Los Angeles, California                 Warehouse                         20,000                Leased
--------------------------------------- --------------------------------- --------------------- -------------------


ITEM 3. LEGAL PROCEEDINGS

      From time to time, we are involved in various legal proceedings arising in the ordinary course of business. None of the legal matters in which we are currently involved, either individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition and results of operations. See also "Environmental and Safety and Health Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established trading market for BGF's common stock. All shares of BGF's issued and outstanding common stock are held by Glass Holdings.

      On January 21, 1999, BGF issued $100.0 million of 10 1/4 Senior Subordinated Notes ($98 million net of discount) due 2009. The net proceeds to BGF from the sales of these notes were approximately $94.9 million, after deducting the initial purchaser's discount and expenses. The issuance was underwritten by First Union Capital Markets, Inc. in a private placement under
Section 4(1) of the Securities Act.

      BGF used the net proceeds from the offering to repay all $65.0 million of indebtedness under its senior subordinated credit facility and $29.9 million of indebtedness under the revolver under its senior credit facility, which was incurred on September 30, 1998 to fund the purchase by AGY Holdings of a 51% interest in Advanced Glassfiber Yarns. Upon the repayment of the $65.0 million of indebtedness under the senior subordinated credit facility, the facility was terminated. On July 23, 1999, BGF exchanged its old notes for substantially identical new notes that have been registered under the Securities Act.

      We did not declare any dividends or make any distributions on our common stock in 1999. Further, we have no commitment or plans to make dividends or other distributions in 2000 and our senior credit facility restricts our ability to pay dividends or other distributions.

ITEM 6. SELECTED FINANCIAL DATA


      The following table sets forth certain selected financial information derived from our audited consolidated financial statements for the five-year period ended December 31, 1999. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes and other financial information included elsewhere in this Report.

------------------------------------------------------------------------------------------------------
                                                          Fiscal Year Ended

                                 December 31,     December 31,   December 31,  December 31,  December 31,
                                     1995            1996           1997         1998           1999

                                                        (dollars in thousands)
-------------------------------- ---------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales....................         $176,792      $195,196     $217,889      $201,754       $178,539
Cost of goods sold...........          144,323       144,825      170,486       162,478        148,349
                                       -------       -------      -------       -------        -------
Gross profit.................           32,469        50,371       47,403        39,276         30,190
Selling, general and
   administrative expenses...            9,149        10,220        9,739         9,700          7,410
Restructuring charges (1)....              ---           ---          ---           ---            769
                                       -------       -------      -------       -------        -------
Operating income.............           23,320        40,151       37,664        29,576         22,011
Interest expense ............            2,979         1,993        2,355         4,517         15,817
Other expenses (income), net.              664       (1,868)         (73)         (112)        (1,485)
                                       -------       -------      -------       -------        -------


------------------------------------------------------------------------------------------------------
                                                          Fiscal Year Ended

                                 December 31,     December 31,   December 31,  December 31,  December 31,
                                     1995            1996           1997         1998           1999

                                                        (dollars in thousands)
-------------------------------- ---------------------------------------------------------------------
Income before taxes and
   extraordinary loss........           19,677        40,026       35,382        25,171           7,679
Income tax expense...........            7,093        15,996       13,652         9,854           2,911
                                         -----        ------       ------         -----           -----
Income before effect of
   extraordinary loss........           12,584        24,030       21,730        15,317           4,768
Extraordinary loss on
   write-off of debt issuance
   costs, net of income taxes
   of $639 (2)...............              ---           ---          ---           ---           1,029
                                       -------       -------      -------       -------          ------
Net income ..................          $12,584       $24,030      $21,730       $15,317          $3,739
                                       =======       =======      =======       =======          ======

OPERATING AND OTHER DATA:
Depreciation and amortization
(3) .........................           $8,223        $6,085        $6,759         $7,399        $8,206
Capital expenditures.........            8,311        21,983         7,275         11,299         6,531
EBITDA(4) ...................           30,879        48,104        44,496         37,087        31,702
Cash flows from operating
   activities...............            17,561        22,791        19,898         29,471        28,266
Cash flows from investing
   activities................           (8,268)      (25,425)       (7,275)       (11,283)       (6,472)
Cash flows from financing
   activities................          (16,666)        2,778       (12,759)       (18,199)      (21,795)
Ratio of earnings to fixed
   charges (5) ..............              6.8x         17.4x         14.5x           6.1x          1.5x

BALANCE SHEET DATA
 (AT PERIOD END):
Working capital..............          $40,745       $39,702       $51,799        $53,424       $40,509
Total assets.................           97,029       123,784       136,476        136,766       134,054
Total debt:
     Senior credit facility..               --            --            --        $86,000       $34,200
     Senior subordinated
       credit facility.......               --            --            --         65,000            --
     Exchange notes, net of
       discount..............               --            --            --             --        98,183

     Other...................          $17,500       $36,276       $25,000             --            --
                                       -------       -------       -------       --------       -------
     Total debt..............          $17,500       $36,276       $25,000       $151,000     $ 132,383
                                       =======       =======       =======       ========       =======
Stockholder's equity (deficit)         $57,614       $66,480       $83,297      $(38,176)     $(34,437)

----------
(1) In May 1999, the Company terminated 67 employees in connection with a restructuring plan. As a result of the restructuring plan, BGF incurred charges for salaried employee severance.

(2) On January 21, 1999, BGF issued $100 million of senior subordinated notes ($98 million net of discount) due 2009. Net proceeds of approximately $95.3 million were used to repay outstanding indebtedness of $65.0 million under the senior subordinated credit facility, interest of $0.5 million under the senior subordinated credit facility, and $29.8 million under the revolver. Interest is payable semiannually beginning in July 1999. In addition, debt issuance costs of $1.7 million ($1.0 million net of tax) associated with the termination of the senior subordinated credit facility were written off in the first quarter of 1999 and recorded as an extraordinary charge in the financial statements.

(3) Amounts do not include amortization of debt issuance costs and original issue discount, which is included in interest expense.

(4) EBITDA is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring, non-cash charges. We believe that EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. Not every company calculates EBITDA in exactly the same fashion. As a result, EBITDA as presented above may not necessarily be comparable to similarly titled measures of other companies. See also
     Exhibit 99.1 to this Report for a reconciliation of net income to EBITDA.

(5) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income before taxes and changes in accounting principles and fixed charges, excluding capitalized interest. Fixed charges consists of interest expense, capitalized interest, amortization of debt issuance costs and one-third of rental expense (the portion deemed representative of the interest factor). Earnings were adequate to cover fixed charges for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 by $19.6 million, $39.8 million, $35.4 million,
     $25.0 million and $7.6 million, respectively. See also Exhibit 12 to this Report for a computation of ratio of earnings to fixed charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Report contains certain forward looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward looking statements as a result of certain factors set forth in this Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included in Part I of this Report under the caption "Cautionary Statement Regarding Forward Looking Statements." You are encouraged to read this statement carefully.

      You should read the following discussion together with our consolidated financial statements and related notes contained in this Report.

      OVERVIEW

      Over the last 10 years, the demand for multi-layer printed circuit boards, which primarily use lightweight glass fiber fabrics, has been increasing. In contrast, over the last 24 months, the demand for our heavyweight fabrics has been decreasing due to competitive pressures from Asian laminate producers. As a result, we have shifted our electronics glass fiber fabrics manufacturing capacity mix in recent years from heavyweight fabrics, which are typically used in rigid printed circuit boards, toward more technologically advanced and higher-margin lightweight fabrics. Beginning in the fourth quarter of 1997, we have experienced downward pricing pressures on our heavyweight glass fiber fabrics due to foreign exchange fluctuations between the dollar and various Asian currencies and over-capacity in Asian heavyweight fabrics manufacturing, which has led to increased imports of laminates and printed circuit boards into the U.S. from Asia. However, our sales of the higher-margin, lightweight glass fiber fabrics used in multi-layer printed circuit boards have continued to increase. We believe that currently, there is no cost-effective substitute for glass fiber fabrics that can satisfy the stringent quality and performance criteria demanded of printed circuit boards.

      From 1993 to 1999, net sales of heavyweight glass fiber fabrics to the electronics industry have decreased from $42.6 million to $22.9 million, and net sales of lightweight glass fiber fabrics to the electronics industry have increased from $30.6 million to $61.5 million. In 1999, net sales of glass fiber fabrics to the electronics industry represented 47.2% of our net sales.

      In 1999, we derived approximately 37.8% of our net sales from the sale of products to the composites and filtration markets. Our sales to the composites market are dependent on new aircraft building programs and the refurbishment of existing aircraft. Our sales to the filtration market are dependent on environmental laws regulating emissions by industrial customers into the environment. We have continued to direct resources to these markets, which is demonstrated in part by an increase in net sales to the filtration market from $20.2 million in 1998 to $26.1 million in 1999. A weak aerospace industry, however, resulted in lower sales in the composites market in 1999 ($41.4 million) compared to 1998 ($52.3 million).

      We purchase glass yarns, our principal raw material, primarily from two suppliers. While glass yarns have been in short supply from time to time, currently the supply is adequate. We generally have been able to pass through price increases in raw materials to our customers.

      RESULTS OF OPERATIONS

      The following table summarizes our historical results of operations as a percentage of net sales for the years ended December 31, 1997, 1998 and 1999:

                                                                                      December 31,
                                                                      -------------------------------------
                                                                            1997        1998          1999
                                                                            ----        ----          ----
Net sales  ...........................................................     100.0%      100.0%        100.0%
Cost of goods sold....................................................      78.2        80.5          83.1
                                                                       ---------  ----------     ---------
      Gross profit....................................................      21.8        19.5          16.9
Selling, general and administrative expenses.........................        4.5         4.8           4.2
Restructuring charge................................................          --          --           0.4
                                                                     -----------  ----------    ----------
Operating income......................  ..............................      17.3        14.7          12.3
Other (income) expenses:
      Interest expense..............................................         1.1         2.2           8.9

      Other income, net.............................................         0.0         0.0         (0.8)
                                                                      ----------   ---------     ---------
            Income before taxes and extraordinary loss...............       16.2        12.5           4.2

Income tax expense..................................................         6.2         4.9           1.6
                                                                      ----------   ---------    ----------
            Income before extraordinary loss.........................       10.0         7.6           2.6
Extraordinary loss write-off of debt issuance costs, net of
  income taxes of $639..............................................         0.0         0.0           0.6
                                                                     -----------  ----------    ----------

            Net income..............................................      10.0%        7.6%          2.0%
                                                                     ===========  ==========    ==========


FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

      NET SALES. Net sales decreased $23.3 million, or 11.6% to $178.5 million in 1999, from $201.8 million in 1998, primarily due to a decrease of $19.1 million or 45.5%, in the sales of heavyweight fabrics used in rigid printed circuit boards.

      Sales of our products in the composites market decreased $10.9 million, or 20.9% from $52.3 million in 1998 to $41.4 million in 1999 due to a slow demand for aerospace products.

      Sales of our filtration products increased by $5.9 million, or 29.2%, from $20.2 million in 1998 to $26.1 million in 1999, due to incentive programs and large replacement orders.

      GROSS PROFIT MARGINS. Gross profit margins decreased from 19.5% in 1998 to 16.9% in 1999 due primarily to lower volumes resulting in less absorption of fixed costs as well as price pressures in the electronics segment.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to 4.2% of net sales in 1999 from 4.8% of net sales in 1998. This was primarily due to significantly lower expenses for profit sharing and executive bonuses to take into account the current profitability of BGF as well as lower sales commissions to agents because of lower export sales.

      RESTRUCTURING CHARGES. BGF incurred charges of $769,000 in 1999 due to a restructuring plan announced on May 3, 1999 that resulted in the elimination of 67 jobs (20 salaried and 47 wage) across the company.

      OPERATING INCOME. As a result of the aforementioned factors, operating income decreased to $22.0 million, or 12.3% of net sales in 1999 from $29.6 million, or 14.7% of net sales, in 1998.

      INTEREST EXPENSE. Interest expense increased $11.3 million to $15.8 million in 1999, from $4.5 million in 1998, due to the increase in debt, which was incurred on September 30, 1998, in order to loan our parent company, Glass Holdings, funds to enable AGY Holdings, a wholly owned subsidiary of Glass Holdings, to purchase a 51% ownership interest in Advanced Glassfiber Yarns.

      INCOME TAX EXPENSE. The effective tax rate in 1999 and 1998 of 37.9% and 39.1% respectively was higher than the federal statutory rate of 35.0% primarily due to state income tax.

      NET INCOME. As a result of the aforementioned factors, and the write-off of debt issuance costs of $1.0 million after tax associated with the repayment of outstanding indebtedness in connection with the issuance of senior subordinated notes, net income decreased $11.6 million to $3.7 million in 1999, from $15.3 million in 1998.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

      NET SALES. Net sales decreased by $16.1 million, or 7.4% to $201.8 million in 1998 from $217.9 million in 1997, due primarily to a decrease of $23.8 million, or 36.2%, in sales of heavyweight fabrics used in rigid printed circuit boards.

      Sales of our products in the composites market increased $6.6 million, or 14.4%, from $45.7 million in 1997 to $52.3 million in 1998 due to strong purchases of carbon, aramid and glass fabrics by the aerospace industry.

      Sales in the construction market increased $3.7 million, or 60.7%, from $6.1 million in 1997 to $9.8 million in 1998 primarily due to strong export sales. Sales in our other markets decreased $2.6 million due to decreased sales in the filtration, commercial, and insulation markets, partially offset by increases in sales of lightweight fabrics used in the electronics market.

      GROSS PROFIT MARGINS. Gross profit margins decreased from 21.8% in 1997 to 19.5% in 1998 due primarily to lower capacity utilization and price pressures in heavyweight fabrics used in rigid printed circuit boards.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses remained relatively constant at 4.8% and 4.5% of net sales for the years ended 1998 and 1997, respectively.

      OPERATING INCOME. As a result of the aforementioned factors, operating income decreased $8.1 million to $29.6 million, or 14.7% of net sales in 1998 from $37.7 million or 17.3% of net sales in 1997.

      INTEREST EXPENSE. Interest expense increased $2.1 million to $4.5 million in 1998 from $2.4 million in 1997. This increase was primarily due to the increase in our debt, which was incurred on September 30, 1998, in order to loan our parent company, Glass Holdings, funds to enable AGY Holdings, a wholly owned subsidiary of Glass Holdings, to purchase a 51% ownership interest in Advanced Glassfiber Yarns.

      INCOME TAX EXPENSE. The effective tax rate in 1998 of 39.1% and in 1997 of 38.6% was higher than the federal statutory tax rate of 35.0% primarily due to state income taxes.

      NET INCOME. As a result of the aforementioned factors, net income decreased $6.4 million to $15.3 million in 1998 from $21.7 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our credit facilities. Our future need for liquidity will arise primarily from interest payable on our 10 1/4% Senior Subordinated Notes due 2009 and our senior credit facility, principal payments on the senior credit facility and the funding of our capital expenditures and working capital requirements. We have no mandatory payments of principal on our notes scheduled prior to their maturity.


      NET CASH PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities was $28.3 million for 1999 and was primarily the result of net income of $3.7 million, adjusted for non-cash charges/(credits) to net income for depreciation of $8.0 million, amortization of $1.2 million, deferred income taxes of $(6.5) million, and a decrease in inventory of $6.9 million and an increase in accounts payable and accrued expenses of $11.3 million. Net cash provided by operating activities was $29.5 million in 1998. Our net operating cash was primarily a result of net income of $15.3 million, depreciation of $7.2 million and decreases in accounts receivable of $11.9 million. Net cash provided by operating activities was $19.9 million for the year ended December 31, 1997 and was primarily the result of net income of $21.7 million and depreciation of $6.6 million, offset by increases in working capital.

      NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $6.5 million for 1999 and was the result of purchases of property, plant and equipment. Net cash used in investing activities was $11.3 million in 1998, and was primarily the result of purchases of property, plant and equipment. Net cash used in investing activities was $7.3 million for the year ended December 31, 1997, and was the result of purchases of property, plant and equipment.

       NET CASH USED IN FINANCING ACTIVITIES. Net cash used in financing activities was $21.8 million for 1999 and was primarily the result of payments on the senior subordinated debt of $65.0 million, net payments on the revolving credit facility of $26.0 million, and payments on the term loan of $25.8 million offset by the proceeds from the notes of $98.0 million. Net cash used in financing activities was $18.2 million in 1998, resulting primarily from a loan to our parent, Glass Holdings, of $136.8 million, payments on long-term debt and other debt of $37.0 million and $4.6 million of debt issuance costs offset by borrowings under our senior credit facility and senior subordinated credit facility of $163.0 million. Net cash used in financing activities was $12.8 million for the year ended December 31, 1997, and was primarily a result of net payments on debt of $11.3 million, as well as a distribution to Glass Holdings of $4.9 million. This was offset by an increase in the book overdraft of $3.5 million.

      INDEBTEDNESS AND OTHER MATTERS. At December 31, 1999, we had outstanding $132.4 million of long-term debt, consisting of $34.2 million under the Senior Credit Facility and $98.2 of Senior Subordinated Notes (net of discount of $1.8 million). We do not believe that our current exposure to changes in interest rates under the senior credit facility will have a material adverse effect on our business, financial condition or results of operations. We have entered into interest rate swap agreements to hedge our exposure to changes in interest rates under the senior credit facility term loan such that our exposure under the term loan will not have a material adverse effect on our business, financial condition or results of operations.

     On January 21, 1999, BGF issued $100.0 million of 10 1/4% Senior Subordinated Notes ($98 million net of discount) due 2009. The net proceeds to BGF from the sales of the old notes were approximately $94.9 million, after deducting the initial purchaser's discount and expenses. BGF used the net proceeds from the offering to repay all $65.0 million of indebtedness under the senior subordinated credit facility and $29.9 million of indebtedness under the revolver under our senior credit facility, which was incurred on September 30, 1998 to fund the purchase by AGY Holdings of a 51% interest in Advanced Glass Fibers. Upon the repayment of the $65.0 million of indebtedness under the senior subordinated credit facility, the facility was terminated. On July 23, 1999, we exchanged the old notes for substantially identical new notes that have been registered under the Securities Act.

     On September 30, 1998, we entered into a credit agreement with various lenders and First Union National Bank, as Agent, pursuant to which these lenders provided us with our senior secured credit facility in an aggregate amount of up to $125.0 million. This senior credit facility consisted of:

  o a five-year revolving credit facility in an aggregate principal amount of up to $75.0 million; and

  o a six-year amortizing term loan in an aggregate principal amount of $50.0 million.

 The revolver includes:

o    a swingline loan facility with a $5.0 million sublimit; and

o    a letter of credit facility with a $20.0 million sublimit.

     On December 16, 1999, we amended the Senior Credit Facility as follows:

o we changed the level of two of the four financial covenants (leverage ratio and interest coverage ratio) to allow for more flexibility through the year 2000

o    we reduced the revolver commitment by $15.0 million to $60.0 million

o    we prepaid $10.0 million on the term loan effective December 31, 1999

     The swingline loan facility and the letter of credit facility remain unchanged. We paid a fee to the senior lenders equal to 1/8% of the reduced commitments.

     The term loan is payable in fifteen consecutive fiscal quarterly installments commencing on March 31, 2001 and ending on September 30, 2004. Aggregate maturities are as follows:



------------------------------------------------------------ ---------------------------------------------------------
2000                                                         ---
------------------------------------------------------------ ---------------------------------------------------------
2001                                                         $3.6 million
------------------------------------------------------------ ---------------------------------------------------------
2002                                                         $6.1 million
------------------------------------------------------------ ---------------------------------------------------------
2003                                                         $7.8 million
------------------------------------------------------------ ---------------------------------------------------------
2004                                                         $6.7 million
------------------------------------------------------------ ---------------------------------------------------------

     As of December 31, 1999, we had outstanding borrowings under the revolver of $10.0 million ($50.0 million remained available for borrowings).

   Interest on the term loan under the senior credit facility and the exchange notes was $14.6 million in 1999. Principal payments under the term loan for 1999 were $25.8 million.

     The credit agreement governing the senior credit facility includes four financial covenants: minimum net worth, leverage ratio, fixed charges coverage ratio and interest coverage ratio.

     We also entered into a senior subordinated credit facility on September 30, 1998 which provided for a loan in the aggregate principal amount of $65.0 million. The senior subordinated credit facility, which was drawn down in full on December 31, 1998 in connection with the purchase by Glass Holdings, our parent company, of a 51% interest in Advanced Glassfiber, was repaid with the proceeds of the offering of the old notes and then terminated.

   On September 30, 1998, AGY Holdings purchased a 51% ownership interest in Advanced Glassfiber for aggregate consideration of approximately $338.9 million, including post-closing adjustments. In connection with the acquisition, we loaned Glass Holdings approximately $138.6 million to provide Glass Holdings a portion of the capital necessary to fund the acquisition. We raised the proceeds for this loan by borrowing:

  o  $88.4 million under the senior credit facility; and

  o  $65.0 million under the senior subordinated credit facility.

     Our loan to Glass Holdings is evidenced in part by promissory notes that bear interest at our "cost of funds rate" for the calendar year immediately preceding the date on which any interest is due. With respect to any period of determination, the "cost of funds rate" means a rate per annum equal to the blended interest rate, as reasonably calculated by us, applicable to our borrowings during that period, related to indebtedness we incurred to fund the loan to Glass Holdings. Accrued interest is due and payable on the first business day of February of each year commencing on February 1, 1999 and on any date on which any principal is due. The promissory notes are payable on October 31, 2008 or on a later date as we and Glass Holdings may agree to. Payments made pursuant to the promissory notes are expected to be offset by other of our cash distributions to Glass Holdings, if any, and therefore, the promissory notes should not be considered a source of liquidity. Further, we have no commitment or plans to make dividends or other distributions in 2000 and the senior credit facility restricts our ability to pay dividends and other distributions. See "Certain Relationships and Related Transactions."

   In connection with AGY Holdings' purchase of a 51% ownership interest in Advanced Glassfiber, Advanced Glassfiber stepped up the basis of AGY Holdings' share of Advanced Glassfiber's assets, including goodwill. Depreciation and amortization of the stepped-up basis will allow the consolidated U.S. tax group of Porcher Industries (which includes BGF, hereinafter the "Porcher U.S. Tax Group") to significantly reduce its tax liability, and as a result, the Porcher U.S. Tax Group has agreed to defer the receipt of annual distributions which AGY Holdings would otherwise be required to make in order to fund the Porcher U.S. Tax Group's tax liability, to the extent that the taxes relate to income earned by AGY Holdings. The deductions for amortization of goodwill may be challenged by the Internal Revenue Service. If the amortization deductions are disallowed, AGY Holdings will be required to distribute all accumulated annual deferred distributions to the extent that both before and after the distribution there is not a default under its senior credit facility or its senior subordinated notes. Moreover, all deferred distributions would cease, and AGY Holdings would have to pay in full all future distributions for taxes to the Porcher U.S. Tax Group. Based on the purchase price paid by AGY Holdings for its purchase of a 51% ownership interest in Advanced Glassfiber, and a 15 year amortization period, the maximum annual deferred distribution will be $6.8 million. The actual amounts of deferred distributions may be less if the Porcher U.S. Tax Group's share of taxes due with respect to income earned by BGF is less than $6.8 million.

     We believe that Advanced Glassfiber will have sufficient funds available under its senior credit facility and available cash to fund any potential tax liability resulting from the disallowance of the amortization deductions. However, since we are a member of the same consolidated group as AGY Holdings for U.S. federal income tax purposes, we may be liable for any unpaid amounts in the event Advanced Glassfiber has insufficient funds to make distributions to AGY Holdings to pay its tax liability in full or if all accumulated annual deferred distributions are less than the tax liability. Based on our current level of operations, we believe that cash flow from operations and borrowings under our senior credit facility will be adequate to fund any tax liability imposed upon us as a result of the IRS disallowing the amortization deductions. However, we cannot assure you that we will generate sufficient cash from operations or that our future borrowings will be available under the senior credit facility to pay any tax liability resulting from the disallowance of the amortization deductions.


      CAPITAL EXPENDITURES. We have historically financed our capital expenditures through cash flow from operations and borrowings under our credit facilities. Capital expenditures were $11.3 million , and $6.5 million for the years ended December 31, 1998 and 1999 respectively. The principal capital expenditures during these periods included:

       (1) a total of $3.7 million and $0 million in 1998 and 1999, respectively, for the construction of the yarns manufacturing facility at the lightweight fabrics facility;

       (2) $1.8 million and $1.9 million in 1998 and 1999, respectively, of a $4.0 million new non-woven line for insulation applications;

       (3) $1.4 million and $1.1 million in 1998 and 1999, respectively, for the beginning of the second phase of our lightweight fabrics facility in South Hill, Virginia; and

       (4) a total of $0.5 in 1999 for new looms for the Altavista, Virginia facility and $0.3 million in 1999 for an automated grading system for the South Hill, Virginia facility.


      We are anticipating total capital expenditures in 2000 to be approximately $11 million. Should business conditions not allow for this, we would spend a lesser amount.

      Our ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, including the notes, or to fund planned capital expenditures will depend on our future performance. Our future performance, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations and available cash, together with availability under the senior credit facility, will be adequate to meet our future liquidity needs for at least the next two years. However, we cannot assure you that we will generate sufficient cash flow from operations or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we may need to refinance all or a portion of the principal of the notes on or prior to maturity. We cannot assure you that we will be able to effect any refinancing on commercially reasonable terms or at all.

      IMPACT OF INFLATION.

      We generally attempt to pass cost increases on to our customers. Costs are affected by, among other things, inflation, and we may experience the effects of inflation in future periods. We believe, however, that inflation has not had a material impact on us during the past three years.

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      On June 8, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133," which changes the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires entities to recognize all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We anticipate that, due to our limited use of derivative instruments, the adoption of SFAS No. 133 will not have significant effect on our financial condition or results of operations.

      SEASONALITY

      Our business is not materially subject to seasonality.

      YEAR 2000

         Many computer programs use only two digits to identify a year in a date field within the program (e.g., "98" or "02") often meaning that the program could fail to distinguish dates in the "2000s" from dates in the "1900s." If not corrected, computer applications making calculations and comparisons in different centuries could have caused inaccurate results, or failed by or at the Year 2000.

         RISKS PRESENTED. These Year 2000 issues were of particular importance to us. We recognized that many of the systems and equipment we use to conduct and manage our business were at risk for Year 2000 compliance. If these risks were not assessed and remediated, our ability to continue normal business operations could have been substantially impaired, including our ability to manufacture our products. We also recognized that Year 2000 related issues could adversely affect the operations and financial performance of our material suppliers and customers. Any of these issues, if not addressed properly, could have had a material adverse effect on our business, financial condition and results of operations.

         BUSINESS SYSTEMS. We operate two mission-critical business systems to run our business. We purchased the primary of these two systems in 1990, modified the system to conform it to our business needs and then installed it in stages between 1990 and 1993. This system is necessary for us to successfully process orders, manufacture products, ship products, bill customers and collect data for both internal and external reporting requirements. Our other mission-critical business system is a financial package which we purchased and installed in

January 1999. This system is used for general accounting purposes. We have developed an interface between these two systems, so that relevant data can be transported from one to the other. Our business systems also include other third-party software that has been installed on approximately 250 personal computers located throughout our various facilities. Our employees using such software have also at times modified various modules of such software to improve business functions. We do not consider these modified applications as mission-critical, however.

         EMBEDDED TECHNOLOGY. We employ a large amount of manufacturing equipment, as well as systems which operate business functions such as e-mail, telephones and security. As mentioned above, we also utilize approximately 250 personal computers in our business. Many of such systems, pieces of equipment and computer hardware contain embedded technology that were susceptible to Year 2000 issues.

         OUR YEAR 2000 EFFORTS. Since 1997, we have been working to achieve Year 2000 readiness. Our Year 2000 efforts have been focused on mission-critical issues and are directed by our Information Systems Department, with frequent interaction with our senior management. The Information Systems Department has been responsible for:

         (1) identifying systems and applications that may be affected by Year 2000 issues;

         (2) evaluating and/or developing alternatives for affected systems, including modifying, replacing or discontinuing the systems; and

         (3) converting, testing and implementing affected systems to ensure that the systems and their applications were made Year 2000 compliant.

         We refer to these phases as (1) The Identification Phase; (2) The Evaluation Phase; and (3) The Conversion, Testing and Implementation Phase.

         Our Information Systems Department has also been responsible for evaluating the Year 2000 readiness of our primary vendors and customers and for developing contingency plans in the event we or our primary vendors or customers were not Year 2000 ready on a timely basis.

         SPECIFICS OF PHASES.

                   o  Business Systems.

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

                  CONVERSION, IMPLEMENTATION AND TESTING PHASE. We completed the remediations necessary to programs relating to our PC-based software in March 1999 and the remediations necessary to our other business systems, other than our financial package, in April 1999. We completed the necessary upgrades to two of the databases in our financial package by the end of October 1999. As we modified programs, we put them back into operation and tested them. Based on our evaluation efforts, we were not required to replace or discontinue any of our business systems.

                  o EMBEDDED TECHNOLOGY.

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

                  EVALUATION PHASE. We consistently updated our database of equipment and hardware as our Evaluation Phase progressed. We evaluated all of the items identified as potentially having Year 2000 related issues. Typically, our evaluation involved seeking representatives from the manufacturer that their equipment or hardware is Year 2000 compliant and/or manually running Year 2000 regression tests ourselves against the equipment/hardware. We completed this phase in April 1999.

                  CONVERSION, TESTING AND IMPLEMENTATION PHASE. As a result of our evaluation efforts, we determined that the computers/equipment used to monitor some of our looms at one of our manufacturing facilities would need to be upgraded. The manufacturer of this hardware completed this upgrade in November 1999. Other than this loom monitoring system, we replaced the telephony system for our corporate offices in April 1999. We did not identify any other necessary material modifications or replacements pertaining to embedded technology. Otherwise, we have made some immaterial modifications to equipment and purchased some hardware to upgrade some of our older

         PCs because of Year 2000 issues. As each of these projects were completed, we put the specific equipment back into operation and ran tests for Year 2000 compliance.

                  STATE OF READINESS. The following table shows our progress as of March 1, 2000 through each phase of our Year 2000 efforts for our business systems and PC-based software, as well as for embedded technology:


                                    BUSINESS SYSTEMS                       EMBEDDED TECHNOLOGY
                          --------------------------------------  ---------------------------------------
                                                   ACTUAL                                  ACTUAL
           PHASE               % COMPLETE      COMPLETION DATE        % COMPLETE       COMPLETION DATE
           -----               ----------      ---------------        ----------       ---------------
Identification................    100%            3/31/1998              100%            11/30/1998
Evaluation...................     100%            6/30/1998              100%             4/30/1999
Conversion, Testing and
   Implementation...........      100%           10/31/1999              100%            11/15/1999



         THIRD PARTIES. Aside from the manufacturers of the personal computers and manufacturing equipment we use to run our business, the third parties which we rely on most heavily are our suppliers of raw materials, energy and services, as well as our customers. We purchase our resources from several vendors and sell our products to a number of customers for a wide variety of applications. However, if a significant number of these vendors or customers were to have failed to be Year 2000 ready, it could have prevented or substantially impaired our ability to transact business with them as usual. We would have needed to find alternative supplies of these resources or customers for our products. If we could not find or were delayed in finding, alternatives, it could have had a material adverse effect on our business, results of operations and financial condition.

         In addition to our suppliers of equipment, which we discussed above, we also identified our key vendors of raw materials, energy and services. We contacted each of these suppliers regarding their plans for dealing with Year 2000 issues and received responses from approximately 95% of them. Also, beginning in the first quarter of 1999, we began to survey our major customers as to their preparations for the Year 2000 and any anticipated changes in their purchases from us related to this issue. Of the responses we received, we did not identify any material issues regarding the Year 2000 readiness of our major vendors and customers.

         COSTS. We used mainly internal resources to address our Year 2000 issues. We estimate that we used the equivalent of 2 full time members of our Information Systems Department to implement our Year 2000 efforts. Also, in October 1998, we retained a programmer on a temporary basis to assist us on Year 2000 modifications. We retained this programmer through mid-April 1999. Costs associated with our Year 2000 efforts were expensed as incurred through our normal budget with no additional funding allocated to the Information Systems Department. Our total overall costs related to our Year 2000 efforts were approximately $400,000.

         WORST CASE SCENARIO AND CONTINGENCY PLANS. If our systems and equipment, or our material vendors and customers, had not been Year 2000 ready on a timely basis, it could have had a material adverse effect on our business, financial condition and results of operations.

Excluding the potential impact of the Year 2000 issues of material third parties, which we are unable to control, a reasonable worst case scenario for our company would have been if our identification and evaluation efforts had not adequately detected material Year 2000 issues and a material number of our mission-critical systems and equipment were rendered inoperable.

         In order to be ready for such a scenario, we developed a contingency plan. Our contingency plan consists of manual work-arounds in the event of business system failures with respect to our core business functions needed to take orders, manufacture our products, ship to and bill our customers. We ensured that our staff was up-to-date on these manual procedures that already back-up our systems, some of which have previously been ISO certified. We will continue to keep this plan in place.

         As of the date of this Report, we have not experienced any material Year 2000 issues with respect to our business systems or embedded technology or our third party relationships. We were not required to implement any of our contingency plans in connection with the date rollover to the Year 2000 or as of the date of this Report.

         The disclosures contained herein concerning Year 2000 are designated as "Year 2000 Readiness Disclosures" and are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Compliance with the Act, however, does not preclude any claims that may arise under the federal securities laws.

      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      We entered into an interest rate swap agreement to manage our exposure to interest rate changes under the senior credit facility. The swap involves the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. At December 31, 1999, we had an interest rate swap agreement effective through September 30, 2004 on a notional amount of $24.2 million. Under this agreement, we have secured a fixed LIBOR rate of interest of 5.04% on the notional amount which is reduced in a manner consistent with the amortization of the principal on our term loan. This swap effectively changes our payment of interest on $24.2 million of variable rate debt for the contract period.

      The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 1999, we would have received approximately $1.3 million to terminate the agreement. A 1% decrease in LIBOR would decrease the amount received by approximately $0.03 million. The fair value is based on dealer quotes, considering current interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedule in Part IV, Item 14(a) 1 and 2 of this Report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF BGF

      The names, ages and positions of the Directors and Executive Officers and other senior managers of BGF as of March 13, 2000 are set forth below. Each of the directors of BGF is also a director of Glass Holdings. All Directors are elected annually and hold office until their successors are elected and qualified or until their earlier removal or resignation.

Name                                     Age              Positions with BGF
----                                     ---              ------------------
Robert T. Porcher                        71               Chairman of the Board, Chief Executive Officer
                                                          and Director
Philippe Porcher                         45               Vice Chairman
Graham A. Pope                           66               Director
Richard L. Cromer                        56               President
Philippe R. Dorier                       43               Senior Vice President, Chief Financial Officer,
                                                          Secretary and Treasurer
James R. Henderson                       62               Executive Vice President Sales and Merchandising
Gerald F. Mitchell                       52               Vice President Manufacturing
Robert A. Frank                          57               Vice President Operations
Charles H. Alligood                      60               Vice President Quality Assurance and Industrial
                                                          Engineering
Lee-Pei H. Chou, PhD                     51               Vice President Research and Development
Edward P. Cardille                       60               Vice President Information Systems
Thomas E. Mann, Jr.                      46               Vice President Human Resources


      Robert T. Porcher has been our Chairman of the Board and Chief Executive Officer and one of our directors since 1988. Mr. Porcher has maintained various positions with Porcher Industries, including Chairman of the Board of Directors and Chief Executive Officer of Porcher Industries, since 1952. Since December 9, 1998, Mr. Porcher has served as Chairman of the Supervisory Board of Porcher Industries. Mr. Porcher beneficially owns a controlling interest in Porcher Industries, which owns 100% of the outstanding capital stock of our parent, Glass Holdings. See Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Philippe Porcher has been our Vice Chairman since April 1998. He has also served as Vice President of Porcher Industries since March 1993. Before becoming Vice President of Porcher Industries, Mr. Philippe Porcher served as Director of Porcher Industries' industrial division. Mr. Philippe Porcher is the son of Robert Porcher, who is our Chairman of the Board and Chief Executive Officer and one of our directors. Since December 9, 1998, Mr. Philippe Porcher has served as President of the Executive Board of Porcher Industries.

      Graham A. Pope has been one of our directors since 1989. From 1989 until 1998, Mr. Pope served as our President and Chief Operating Officer. From 1959 to 1988, Mr. Pope served in various positions with Burlington, including Division Manufacturing Manager of Burlington's Glass Division. Since December 9, 1998, Mr. Pope has served as a member of the Supervisory Board of Porcher Industries.

      Richard L. Cromer was named President of BGF in April 1998. Prior to joining BGF, Mr. Cromer was employed by Owens Corning for 31 years in various capacities, including Director of Operations Strategy from 1997 to 1998, General Manager-Textiles from 1994 to 1997 and Director of Operations Support from 1989 to 1994. Since December 9, 1998, Mr. Cromer has served as a member of the Executive Board of Porcher Industries.

      Philippe R. Dorier has been our Senior Vice President, Chief Financial Officer, Secretary and Treasurer since 1993. From 1988 to 1993, he served as our Vice President International Audit. From 1984 until 1988, Mr. Dorier served as the Vice President of Finance of Babolat VS, S.A., and from 1980 until 1983, as the Administration and Finance Manager of Syva-Biomerieux S.A. Since December 9, 1998, Mr. Dorier has served as a member of the Executive Board of Porcher Industries.

      James R. Henderson has been Executive Vice President Sales and Merchandising since joining BGF in 1989. Prior to joining BGF, Mr. Henderson was employed for 31 years with United Merchants and Manufacturers, Inc., a company engaged in the textile business. Mr. Henderson served as the Senior Vice President of United Merchants and Manufacturers, President of their Uniglass Division, and as Chairman of the Board of United's Marglass subsidiary in England.

      Gerald F. Mitchell has been our Vice President Manufacturing since 1991. From 1970 until 1991, Mr. Mitchell was employed with Burlington in various capacities, including Plant Manager of Burlington's Knit Division from 1989 to 1991 and Vice President, Manufacturing of Burlington's Lees Carpet Division from 1986 to 1989.

      Robert A. Frank has been our Vice President Operations since 1988. From 1967 until 1988, Mr. Frank held various planning and marketing positions with Burlington, including Market Manager of Burlington's Electronics Applications, Operations Manager of Burlington's Glass Division and Vice President of Operations.

      Charles H. Alligood has been our Vice President Quality Assurance and Industrial Engineering since 1993. From 1988 to 1993, he served as our Corporate Manager of Industrial Engineering. From 1964 until 1988, Mr. Alligood served in various positions including Division Industrial Engineer for Burlington's Glass Fabrics from 1983 until 1988 and division cost reduction coordinator for Burlington's Industrial Division from 1981 to 1983.

      Lee-Pei H. Chou, Ph.D. has been our Vice President Research and Development since 1997. From 1986 until 1996, Dr. Chou served as the Research and Development Director/Manager of Elk Corporation. From 1984 until 1986, Dr. Chou served as the Research and Development Leader of Tremco, Inc. a subsidiary of BF Goodrich Co. From 1979 until 1984, Dr. Chou served as the Research and Development Project Leader of Ferro Corporation and from 1976 until 1979, Dr. Chou was a Senior Research Chemist within the Coatings & Resins Division of PPG Industries, Inc.

      Edward P. Cardille has been our Vice President Information Systems since 1997. From 1991 until 1997, Mr. Cardille served as our Director of Information Systems. From 1968 until 1991, Mr. Cardille served in various positions with Burlington, including as Manager of Systems and Programming for Burlington's Carpet Division from 1983 until 1991.

      Thomas E. Mann, Jr. was named Vice President Human Resources of BGF in December 1998. Since 1997, he had served as our Director of Human Resources. From 1993 until 1997, Mr. Mann served as our Corporate Planning Manager, and from 1988 until 1993, as a Plant Personnel Manager of BGF.

ITEM 11. EXECUTIVE COMPENSATION

      The following table shows, for the fiscal year ended December 31, 1999, the compensation paid to or earned by our Chief Executive Officer and our four other most highly compensated executive officers who were serving at the end of 1999.

                                                                                        Other
        Name and Principal Position                Salary (1)        Bonus           Compensation
        ---------------------------                ----------        -----           ------------
Robert T. Porcher
CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
OFFICER AND DIRECTOR
         1999:.......................               $120,000(2)     $120,000(4)            $52,070(5)
         1998:.......................               $120,000(2)     $200,000(4)            $49,505(5)
Philippe Porcher
VICE CHAIRMAN
         1999:.......................               $120,000(2)      $72,000(4)
         1998:.......................               $120,000(2)     $120,000(4)
Richard L. Cromer
PRESIDENT
         1999:.......................               $209,697        $100,000                $8,622(6)
         1998:.......................               $155,331(3)     $110,500                $6,607(6)
Philippe R. Dorier
SENIOR VICE PRESIDENT, CHIEF FINANCIAL
OFFICER, SECRETARY AND TREASURER
         1999:.......................               $156,000(4)      $72,750(4)            $13,216(7)
         1998:.......................               $141,828(4)      $90,000(4)            $15,096(7)
James R. Henderson
EXECUTIVE VICE PRESIDENT SALES AND
MERCHANDISING
         1999:.......................               $153,288         $72,756               $12,413(8)
         1998:.......................               $146,058        $120,000               $13,280(8)

(1) Includes the following amounts deferred at the election of the following executive officers pursuant to BGF's 401(k) plan in 1999 and 1998, respectively: Mr. Dorier--$9,983 and $7,738; and Mr. Henderson--$10,000 and $10,000.

(2) Represents a "management fee" paid by BGF Services, Inc., an affiliate of BGF, to Messrs. Robert and Philippe Porcher and reimbursed by BGF to cover services provided by Messrs. Robert and Philippe Porcher to BGF. See "Certain Relationships and Related Party Transactions".

(3) Based on an annualized gross salary of $207,108. Mr. Cromer has served as President of BGF since April 1, 1998.

(4) Paid for by BGF Services and reimbursed by BGF to BGF Services in the form of "management fees" to cover services rendered to BGF. See "Certain Relationships and Related Party Transactions."

(5) Includes $3,640 for club membership fees; $1,447 for maintenance of automobile; $25,840 depreciation associated with cost of residence; and $21,143 associated with maintenance of residence in 1999. Includes $3,086 for club membership fees; $932 for maintenance of automobile; $25,824 depreciation associated with cost of residence; and $19,963 associated with maintenance of residence in 1998.

(6) Represents $8,622 and $6,607 in 1999 and 1998, respectively, of personal use of company car.

(7) Represents gross annual profit sharing distributions of $6,382 and $8,262 in 1999 and 1998, respectively, and $6,834 and $6,834 in 1999 and 1998, respectively, of personal use of a company car.

(8) Represents gross annual profit sharing distributions of $6,572 and $8,470 in 1999 and 1998, respectively, and $5,841 and $4,810 in 1999 and 1998, respectively, for personal use of a company car.

      RETIREMENT PLANS

      RETIREMENT SYSTEM. The Retirement System of BGF Industries, Inc. covers substantially all employees of BGF after they have completed one year of service. Employees with five or more years of service are entitled to benefits beginning at normal retirement age. This plan also provides reduced benefits to participants electing to retire early, beginning at age 55. Participants are required to contribute three percent of covered compensation per year and interest is credited on employee contributions. In general, the normal retirement benefit is payable as an annuity. Participants may also elect a lump-sum distribution of their accrued benefit.

      Normal retirement benefits are determined by reference to an employee's "accumulated contributions." Accumulated contributions are the sum of all required employee contributions plus interest credited on the contributions, compounded annually at the rate of 120% of the federal mid-term rate in effect under section 1274 of the Internal Revenue Code for the first month of the plan year. In general, the annual normal retirement benefit is equal to 50% of the accumulated employee contributions, plus 3/4% of employee plan compensation up to $6,600 for plan year 1989.

      The estimated annual benefits payable upon retirement at normal retirement age for the executive officers listed in the "Executive Compensation" table above is as follows: Mr. Cromer--$22,369; Mr. Dorier-- $59,804; Mr. Henderson--$23,842. These calculations are based on 1999 compensation, assume benefits are payable as a straight-life annuity, and assume that each individual will work until age 65. Mr. Robert Porcher and Mr. Philippe Porcher do not participate in the Retirement System.

      401(K) PLAN. The Employees' Profit Sharing and Tax Savings Plan of BGF Industries, Inc. covers most employees of BGF, after they have completed one year of service. Employees may defer up to 15% of their plan compensation each year, subject to Internal Revenue Code limitations. We may, in our discretion, match employees' elective deferrals up to a specified limitation each year and may make a discretionary employer contribution. All contributions are 100% vested and nonforfeitable at all times. Benefits are payable after separation from service in a lump sum in cash.

      COMPENSATION OF DIRECTORS

      Our directors did not receive separate compensation for their services as directors in 1999.

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Mr. Robert Porcher, who serves as both an executive officer and as a member of the board of directors of BGF, serves as the Chairman of the Supervisory Board of Porcher Industries, which is the equivalent of a board of directors. Mr. Robert Porcher also serves as an executive officer of Glass Holdings, AGY Holdings, Belmont of America, BGF Services, Inc., BGF Overseas, Inc., Advanced Glassfiber Yarns, LLC and AGY Capital Corp., all of which are affiliates of BGF. He is a member of the board of directors for Glass Holdings, AGY Holdings, BGF Services, BGF Overseas, Advanced Glassfiber Yarns and AGY Capital Corp. Messrs. Cromer and Dorier also serve as members of the Executive Board of Porcher Industries, whose members are equivalent to executive officers. Mr. Dorier also serves as an executive officer of Glass Holdings, AGY Holdings, Belmont of America, BGF Services, BGF Overseas and as a director of Glass Holdings, AGY Holdings and BGF Services. Mr. Philippe Porcher serves as Chairman of the Executive Board of Porcher Industries. He also serves as an executive officer of Belmont of America and as a director of Belmont of America, Advanced Glassfiber Yarns and AGY Capital Corp. These positions effectively create interlocks between BGF and Glass Holdings, AGY Holdings, Belmont of America, BGF Services, BGF Overseas, Advanced Glassfiber Yarns and AGY Capital Corp. See also "Certain Relationships and Related Party Transactions."

      DEFERRED COMPENSATION AGREEMENTS

      We have entered into Deferred Compensation Agreements with Messrs. Pope, Cromer and Henderson and we are the guarantor of Mr. Dorier's Deferred Compensation Agreement with

BGF Services. The agreements provide for both pre-retirement survivor benefits, as well as post-retirement benefits to the executive. The agreements also contain a non-competition provision. Generally, under each of the agreements, if the executive dies before the age of 65, his beneficiary or, if none, his estate will receive monthly payments for a 10-year period of an amount equal to 50% of the greater of:

      (A) the executive's monthly base salary in effect on the January 1 prior to his death; or

      (B) the executive's average monthly base salary on January 1 of the five years prior to his death.

      This amount is decreased progressively if the executive dies after the age of 60 but before 65. The agreements also provide for post-retirement benefits in the form of:

      (1) monthly payments over 10 years, the sum of which is equal to the "applicable percentage" multiplied by the greater of (a) the executive's annual base salary on January 1 immediately preceding or concurrent with his retirement or (b) the average of the executive's annual base salary on January 1 of the five years prior to his retirement; and

      (2) a payment on death equal to three-quarters of his annual base salary on the January 1 immediately preceding or concurrent with his retirement. The "applicable percentage" for Mr. Pope is two and one quarter. The "applicable percentage" for Mr. Cromer, Mr. Dorier and Mr. Henderson is one and one-half. Mr. Pope's agreement has been amended to pay his death benefit over the 10-year period mentioned in
           (1) above. If the executive dies prior to receiving all of the monthly payments, the payments are made to his designated beneficiary or, if none, his estate. Reduced benefits are paid if the executive retires prior to age 65.

      In 1998, we entered into an agreement with Mr. Pope with regard to his executive life insurance policies, which obligates us on or before February 2001 to either:

(1) at the event of his death the benefits will be paid to his estate or beneficiaries or,

(2) transfer ownership of the life insurance to Mr. Pope. The cash surrender value of these policies was $138,537 at December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information regarding

      (1) those person(s) known by management of BGF to own beneficially more than 5% of BGF's outstanding common stock, $1.00 par value,

      (2)   the directors of BGF,

      (3) the executive officers of BGF named in the "Executive Compensation" table in this prospectus, and

      (4)   all of the directors and executive officers of BGF as a group.

      This information is provided as of March 13, 2000. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding common stock.

      As noted in the table, Porcher Industries indirectly owns 100% of the outstanding common stock of BGF. The address of Porcher Industries is Porcher Industries S.A., Badinieres, 38300 Bourgoin-Jallieu, France.

      As reflected in the graphic below the table, Mr. Robert Porcher may be deemed to beneficially own 56.05% of the outstanding capital stock of Porcher Industries, and thus Glass Holdings and BGF, through (1) his 7.22% direct ownership interest in Porcher Industries and (2) his ownership interest in Societe Civile des Terres Froides. Mr. Robert Porcher's address is c/o Porcher Industries S.A., Badinieres, 38300 Bourgoin-Jallieu, France.

      Mr. Robert Porcher's 56.05% interest includes a 0.7% interest of his son, Philippe Porcher, an executive officer of BGF, in Societe Civile des Terres Froides. Mr. Robert Porcher controls the voting and investment of these shares. The asterisk aside the name of Philippe Porcher represents this interest.

      Finally, as indicated in the table below, other than Messrs. Robert Porcher and Philippe Porcher, no other director or executive officer of BGF directly or indirectly owns any of BGF's outstanding common stock.

                 Name of Beneficial Owner                                        Percent of Class
                 ------------------------                                        ----------------
Porcher Industries..........................................................            100.00%
Robert T. Porcher...........................................................             56.05%
Philippe Porcher............................................................                  *
Richard L. Cromer...........................................................                 --
Philippe R. Dorier..........................................................                 --
James R. Henderson..........................................................                 --
All directors and executive officers as a group (6 persons).................             56.05%

      The following graphic further illustrates the information described above:
[Flow chart appears here with four tiers.

      TOP TIER CONTAINS BOXES WITH THE NAMES OF THE FOLLOWING FOUR INDIVIDUALS:
PHILIPPE PORCHER (SON OF ROBERT PORCHER); ROBERT PORCHER; CLAIRE PORCHER (WIFE OF ROBERT PORCHER); AND FRANCOISE GIRAUD-PORCHER (DAUGHTER OF ROBERT PORCHER). FROM EACH OF THESE BOXES ARE LINES WHICH NOTE A PERCENTAGE INTEREST OF 0.7%, 49.3%, 49.3% AND 0.7%, RESPECTIVELY, WHICH LINES THEN MERGE VERTICALLY TO MEET THE BOX ON THE SECOND TIER, WHICH CONTAINS THE NAME "SOCIETE CIVILE DES TERRES FROIDES (NON- COMMERCIAL HOLDING ENTITY)." THERE IS AN ASTERISK ON THIS NAME AND AT THE BOTTOM OF THE CHART THE ASTERISK IS REFERENCED TO NOTE THAT "MR. ROBERT PORCHER EFFECTIVELY CONTROLS THE VOTING AND INVESTMENT POWER OF THIS ENTITY." FROM THIS SECOND TIER BOX THERE IS A LINE WITH THE PERCENTAGE INTEREST 69.6% NOTED NEXT TO IT, LEADING TO ONE (AND THE LEFT-MOST) OF ELEVEN BOXES ON THE THIRD TIER, CONTAINING THE NAME "SOCIETE SAUMUROISE DE PARTICIPATIONS S.A." THE REMAINING TEN BOXES TO THE RIGHT OF THIS BOX, IN ORDER FROM LEFT TO RIGHT, CONTAIN THE NAMES OF THE FOLLOWING ENTITIES: LETRA S.A.; GROUPE BANEXI; ROBERT PORCHER; SOCIETE CIVIL DES TERRES FROIDES; CREDIT LYONNAIS; GROUPE SIPAREX; CITA S.A.; NATEXIS S.A.; OTHER FRENCH NATIONALS; AND ESTATE OF GILBERT PORCHER (THERE IS AN ADDITIONAL LINE RUNNING HORIZONTALLY FROM RIGHT TO LEFT BETWEEN LETRA S.A. TO SOCIETE SAUMUROISE DE PARTICIPATIONS S.A. NOTING THAT LETRA OWNS 30.4% OF SAUMUROISE). BELOW THESE ELEVEN BOXES ARE VERTICAL LINES WITH THE FOLLOWING PERCENTAGE INTERESTS, RESPECTIVELY: 66.91%; 10.62%; 8.01%; 7.22%; 2.26%; 2.05%;
1.89%; .57%; .40%; .06%; AND .01%. THESE ELEVEN LINES FROM THE THIRD TIER JOIN TOGETHER TO THE BOX ON THE NEXT TIER CONTAINING THE NAME "PORCHER INDUSTRIES S.A." FROM THIS BOX IS A LINE TO THE NEXT TIER CONTAINING ONE BOX FOR GLASS HOLDINGS, WITH A NOTATION OF 100% BESIDE THE LINE BETWEEN THESE BOXES. EXTENDING DOWN FROM THE BOX FOR GLASS HOLDINGS IS A LINE WITH A 100% NOTATION, LEADING TO THE BOX FOR BGF INDUSTRIES, INC., ON THE FINAL TIER OF THE CHART.]

* Mr. Robert Porcher effectively controls the voting and investment power of this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We are wholly owned by Porcher Industries through its U.S. holding company, Glass Holdings. We have on-going financial, managerial and commercial agreements and arrangements with Porcher Industries, Glass Holdings and other wholly-owned subsidiaries of Glass Holdings, as well as other affiliates of Porcher Industries. Mr. Robert Porcher, our Chairman of the Board and Chief Executive Officer, beneficially owns a controlling interest in Porcher Industries. See "Security Ownership of Certain Beneficial Owners and Management."

      We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings, that cover the periodic management services of Robert Porcher and his son Philippe Porcher, the Vice President of Porcher Industries, and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Robert Porcher and Dorier and maintenance and upkeep of Robert Porcher's Greensboro, North Carolina residence, which is owned by BGF Services and has a net book value of $1.0 million. In connection with these arrangements, we incurred expenses of $585,000 in 1999. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

      Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. We incurred expenses of $393,000 in connection with this arrangement in 1999. The amounts billed are based on the estimated value of services provided and are comparable to that which would be given to third parties. However, we believe that Porcher Industries and its parent would not provide these services to a third party.

      We provided management, accounting and administrative services to Belmont, a wholly owned subsidiary of Glass Holdings that produced non-woven glass products for reinforcement applications in exchange for fees that reimbursed us for our costs associated with these services. In 1998, we subleased approximately 12,800 square feet of our Cheraw, South Carolina facility to Belmont for its production facilities and leased to Belmont 11 employees that worked at the facility. During 1999, due to adverse business conditions, we shut down the operations of Belmont of America. The closing was made at no cost to BGF as one of our affiliated companies in France assumed related expenses.

        BGF billed Belmont an aggregate of $351,000 in fees, leased employee payments, rent and its proportionate share of utilities costs at the Cheraw plant in 1999. We believe that the sublease to Belmont is on no more favorable terms than would be given to third parties. The leased employees are provided at cost and are thus leased on terms more favorable than what would be given to a third party. Belmont completed its shutdown of manufacturing operations in April 1999 and is currently in the process of winding down its financial operations. During 1999 BGF purchased, at net book value, $465,000 of equipment from Belmont. BGF and Glass Holdings were also guarantors of a $5.0 million industrial revenue bond originally issued by Belmont in June 1997. As of December 31, 1999, the bond was paid off by Belmont.

      We provide on-going senior management, technological support and administrative assistance to Shanghai-Porcher, a joint venture company between Glass Holdings, which owns 85% of the company and China Worldbest Development Co., LTD, that produces glass fiber fabrics for the electronics markets in Asia. Porcher Industries and Shanghai-Porcher have entered into a ten year Technology Know-How Agreement, dated February 7, 1996, under which Porcher Industries is entitled to receive royalty payments of up to 3% of net sales revenue in years in which Shanghai-Porcher achieves a pre-tax profit. Under the agreement, Shanghai-Porcher is required to reimburse Porcher Industries for all travel, lodging and other reasonable expenses of Porcher Industries personnel that conduct on-site training visits. We anticipate that Porcher Industries will assign its rights and obligations under the Technology Know-How Agreement to us. From time to time, we have acted as Shanghai-Porcher's billing agent at no cost to Shanghai-Porcher. BGF billed Shanghai-Porcher a total of $2,000 in 1999. We are reimbursed only for expenses in this arrangement. These terms are comparable to that which would be provided to a third party.

      We purchase carbon fibers and finished products from Porcher Industries. We purchased $7.1 million in 1999 for these products. We sell finished goods and occasionally unfinished goods directly to Porcher. In 1999, we billed Porcher Industries $1.0 million for these goods. Porcher Industries billed us for commissions for sales of its products in Asia, Europe, and Australia of $98,000 in 1999. We believe that prices and commissions paid or received by us for these transactions are comparable to those paid to third parties.

      We collect and deposit customer payments on behalf of two wholly owned subsidiaries of Porcher Industries in exchange for fees equal to 2% of amounts collected. We billed $24,000 in fees for these services incurred in 1999. We believe that these fees are comparable to those that would be paid to third parties.

      On April 14, 1998, we loaned $365,258 to Richard L. Cromer, our President, for the purchase of a residence in Greensboro, North Carolina. The loan bears no interest and is payable upon the sale of Mr. Cromer's residence in Toledo, Ohio and thus is on terms more favorable than we would provide to third parties.

      A director of BGF performs certain consulting services for BGF regarding Shanghai Porcher. We paid the director $15,000 in consulting fees in 1999.

      On September 30, 1998, AGY Holdings purchased its 51% ownership interest in Advanced Glassfiber for aggregate consideration of approximately $338.9 million, including post-closing adjustments. We loaned Glass Holdings approximately $138.6 million to provide it with a portion of the capital necessary to fund the acquisition. Additionally, BGF had a non-interest bearing payable to Glass Holdings from prior years of $1.8 million resulting in a net loan amount to Glass Holdings of $136.8 million. Our loan to Glass Holdings is evidenced in part by promissory notes. We believe that these transactions were on terms no more favorable than if Glass Holdings had borrowed the funds directly from a third party.

      Currently, Advanced Glassfiber leases approximately 27,200 square feet of segregated space at our South Hill, Virginia lightweight fiber fabric facility for the purpose of manufacturing glass yarns for exclusive supply to us under a supply contract, extendible at the option of Advanced Glassfiber, that expires on December 31, 2008. We also provide Advanced Glassfiber with leased employees and administrative and technical support services. We billed Advanced Glassfiber approximately $1.5 million pursuant to this agreement in 1999. We also purchased approximately $34.7 million of raw materials from Advanced Glassfiber in the twelve months ended December 31, 1999. We believe that each of these arrangements are on terms no more favorable than those that would be provided to third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1        FINANCIAL STATEMENTS

         The following financial statements of BGF Industries, Inc., incorporated by reference into Item 8, are attached hereto beginning on page F-1:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 1998 and 1999

                  Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

                  Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999

                  Notes to Consolidated Financial Statements

          2.      Financial Statement Schedules

         The following, incorporated by reference into Item 8, are attached hereto beginning on page S-1:

                  Report of Independent Accountant

                  Valuation and Qualifying Accounts

         3.       Exhibits

                  Unless indicated below, the exhibits are incorporated herein from BGF's Registration Statement on Form S-4 (File No. 333-72321) filed with the Securities and Exchange Commission. Copies of such exhibits will be furnished to any requesting stockholder of BGF upon request to Secretary, BFG Industries, Inc., 3802 Robert Porcher Way, Greensboro, North Carolina 27410.

                 EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
                 ------------                 -----------------------

                      3.1 Certificate of Incorporation of BGF Industries, Inc., as amended

                      3.2             Bylaws of BGF Industries, Inc., as amended

                      4.1 Indenture, dated as of January 21, 1999, among BGF Industries, Inc. and The Bank of New York, as trustee, relating to $100 million principal amount of 10 1/4% Senior Subordinated Notes Due 2009

                      4.2 Form of 10 1/4% Series A and Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

                      4.3 Registration Rights Agreement dated as of January 21, 1999, by and between BGF Industries, Inc. and the Initial Purchaser

                      10.1 Deferred Compensation Agreement, dated November 13, 1995, by and between BGF Industries, Inc. and Graham A. Pope(1)

                      10.2 Deferred Compensation Agreement, dated April 1, 1998, by and between BGF Industries, Inc. and Richard L. Cromer(1)

                      10.3 Deferred Compensation Agreement, dated April 16, 1990, by and between BGF, Industries, Inc. and James R. Henderson(1)

                      10.4 Deferred Compensation Agreement, dated January 28, 1993, by and between BGF Services, Inc. and Philippe Dorier(1)

                      10.5            Lease, dated March 20, 1996, between E.R.
                                      English, Sr., as lessor, and BGF
                                      Industries, Inc., as lessee

                      10.6 Purchase Order (Lease), dated November 26, 1996, between K&C Brokerage, as lessor, and BGF Industries, Inc., as lessee

                      10.7 Lease, dated November 1, 1991, by and between H.V. Johns, Jr., as lessor, and BGF Industries, Inc. as lessee

                      10.8 Agreement between Contractor and Owner (Warehouse Lease), dated February 1, 1998, between Boyd Warehouse/Emmett Williams, as lessor, and BGF Industries, as lessee

                      10.9 Note Purchase Agreement dated January 15, 1999 between BFG Industries, Inc., Inc. and the Initial Purchaser

                      10.10 Senior Credit Agreement dated September 30, 1999 among BGF

                 EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
                 ------------                 -----------------------
                                      Industries, Inc., as Borrower, its
                                      Domestic Subsidiaries from time to time
                                      party thereto, as Guarantors, the Lenders
                                      Parties thereto and First Union National
                                      Bank, as Agent

                      10.11 Senior Subordinated Credit Agreement dated as of September 30, 1998 among BGF Industries, Inc., as Borrower, certain subsidiaries from time to time party thereto, as Guarantors, and First Union Investors, Inc., as Agent

                      10.12 Promissory Note, dated September 30, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $135,043,844.62

                      10.13 Promissory Note, dated December 23, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $2,681,000

                      10.14+ Second Amendment to Credit Agreement, dated December 16, 1999, by and among BGF Industries, Inc. (the "Borrower"), certain Domestic Subsidiaries of the Borrower party thereto (collectively the "Guarantors"), several banks and other financial institutions party thereto (the "Lenders") and First Union National Bank (the "Agent")

                      10.15++ Syndication Amendment and Assignment, dated November 30, 1998, by and among BGF Industries, Inc. (the "Borrower"), certain Domestic Subsidiaries of the Borrower party thereto (collectively the "Guarantors"), the Existing Lender (as defined therein), the New Lenders (as defined therein), and First Union National Bank (the "Agent")

                      10.16* Lease agreement, dated December 1, 1999, by and between Lawson Family LLC and BGF Industries, Inc.

                      12*             Statement of Computation of Ratios

                      21*             Subsidiaries of BGF

                      24* Powers of Attorney (included on signature page)

                      27*             Financial Data Schedule

                      99.1*           Reconciliation of net income to EBITDA

-----------------------------

+ Exhibit is incorporated by reference herein to Exhibit 99.1 to the Company's Form 8-K, dated March 8, 2000.
++ Exhibit is incorporated by reference herein to Exhibit 99.2 to the Company's Form 8-K, dated March 8, 2000.
*               Filed herewith.

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

(B)             REPORTS ON FORM 8-K

                The Registrant did not file any Reports on Form 8-K during the quarter ended December 31, 1999.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                           PAGE
                                                                                                           ----
BGF INDUSTRIES, INC.

     Report of Independent Accountants..................................................................    F-2

     Consolidated Balance Sheets at December 31, 1998 and 1999..........................................    F-3

     Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999.........    F-4

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.........    F-5

     Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31, 1997,
     1998 and 1999......................................................................................    F-6

     Notes to Consolidated Financial Statements.........................................................    F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF BGF INDUSTRIES, INC.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholder's equity (deficit) present fairly, in all material respects, the financial position of BGF Industries, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                  /s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 25, 2000

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              DECEMBER 31,   DECEMBER 31,
                                                                                   1998         1999
                                                                               -----------   -----------
                                   ASSETS
Current assets:
     Cash and cash equivalents............................................         $   18       $   17
     Trade accounts receivable, less allowance for returns and doubtful
        accounts of $696 and $769 respectively............................         20,808       20,366
     Inventories..........................................................         42,532       35,597
     Other current assets.................................................          5,260       10,671
                                                                                 --------     --------
          Total current assets............................................         68,618       66,651
                                                                                 --------     --------
Property, plant and equipment:
     Land.................................................................          2,960        3,129
     Buildings............................................................         34,865       36,055
     Machinery and equipment..............................................         90,798       95,432
                                                                                 --------     --------
                                                                                  128,623      134,616
     Less accumulated depreciation........................................         70,520       78,050
                                                                                 --------     --------
          Net property, plant and equipment...............................         58,103       56,566
                                                                                 --------     --------
Other noncurrent assets, net..............................................         10,045       10,837
                                                                                 --------     --------
          Total assets....................................................       $136,766     $134,054
                                                                                 ========     ========

                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Book overdraft.......................................................         $  657      $ 1,264
     Accounts payable.....................................................          6,794        6,670
     Accrued liabilities..................................................          6,743       18,208
     Current portion of long-term debt....................................          1,000            -
                                                                                 --------     --------
          Total current liabilities.......................................         15,194       26,142
                                                                                 --------     --------

Long-term debt, net of discount of $0 and $1,817, respectively............        150,000      132,383
Deferred income taxes.....................................................          8,354        8,407
Postretirement benefit obligation.........................................          1,394        1,559
                                                                                 --------     --------
          Total liabilities...............................................        174,942      168,491
                                                                                 --------     --------
Commitments and contingencies (Note 11)

Stockholder's equity (deficit):
     Common stock, $1.00 par value. Authorized 3,000 shares; issued
        and outstanding 1,000 shares......................................              1            1
     Capital in excess of par value.......................................         34,999       34,999
     Retained earnings....................................................         63,614       67,353
     Loan to parent.......................................................       (136,790)    (136,790)
                                                                                 --------     --------
          Total stockholder's equity (deficit)............................        (38,176)     (34,437)
                                                                                 --------     --------
          Total liabilities and stockholder's equity (deficit)............       $136,766     $134,054
                                                                                 ========     ========

               The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                             DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                1997              1998              1999
                                          ----------------   ---------------    ------------
 Net sales.............................        $217,889         $201,754          $178,539
 Cost of goods sold....................         170,486          162,478           148,349
                                               --------         --------          --------
      Gross profit.....................          47,403           39,276            30,190
 Selling, general and administrative
    expenses...........................           9,739            9,700             7,410
 Restructuring charge                                --               --               769
                                               --------         --------          --------
      Operating income.................          37,664           29,576            22,011
                                               --------         --------          --------
 Other (income) expenses:
      Interest expense.................           2,355            4,517            15,817
      Other income.....................            (315)            (170)           (1,485)
      Other expenses...................             242               58                --
                                               --------         --------          --------
                                                  2,282            4,405            14,332
                                               --------         --------          --------
      Income before taxes and
         extraordinary loss............          35,382           25,171             7,679
 Income tax expense....................          13,652            9,854             2,911
                                               --------         --------          --------
      Income before extraordinary
         loss..........................          21,730           15,317             4,768
 Extraordinary loss on write-off of
    debt issuance costs, net of income
    taxes of $639......................              --               --             1,029
                                               --------         --------          --------
      Net income.......................        $ 21,730         $ 15,317           $ 3,739
                                               ========         ========          ========



               The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                       DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                          1997          1998          1999
                                                                      ------------   -----------  ------------
Cash flows from operating activities:
  Net income .........................................................   $  21,730    $  15,317    $   3,739
  Adjustment to reconcile net income to net cash provided by operating activities:
    Depreciation .....................................................       6,565        7,218        8,026
    Amortization .....................................................         242          370        1,241
    Amortization of discount on notes ................................        --           --            183
    Extraordinary loss ...............................................        --           --          1,668
    Restructuring charge .............................................        --           --            217
    Loss on disposal of equipment ....................................           4           23           10
    Deferred income taxes ............................................       1,371        1,027       (6,476)
    Postretirement benefit obligation ................................          98          126          165
  Change in operating assets and liabilities:
    Trade accounts receivable ........................................      (6,819)      11,878          442
    Inventories ......................................................      (3,994)      (1,666)       6,935
    Other current assets .............................................        (762)      (1,330)       1,118
    Other noncurrent assets ..........................................        (521)         (72)         (99)
    Accounts payable .................................................       2,266       (1,967)        (151)
    Accrued liabilities ..............................................        (282)      (1,453)      11,248
                                                                         ---------    ---------    ---------
        Net cash provided by operating activities.....................      19,898       29,471       28,266
                                                                         ---------    ---------    ---------
Cash flows from investing activities:
    Purchases of property, plant and equipment .......................      (7,275)     (11,299)      (6,531)
    Proceeds from sale of equipment ..................................        --             16           59
                                                                         ---------    ---------    ---------
        Net cash used in investing activities.........................      (7,275)     (11,283)      (6,472)
                                                                         ---------    ---------    ---------
Cash flows from financing activities:
    Book overdraft ...................................................       3,468       (2,811)         607
    Principal payments of long-term debt .............................     (40,750)     (20,000)        --
    Proceeds from borrowing of long-term debt ........................      34,000       50,000       98,000
    Proceeds from borrowing of revolving credit ......................        --         48,000       27,000
    Payments on borrowing of revolving credit ........................        --        (12,000)     (53,000)
    Proceeds from senior subordinated debt ...........................        --         65,000         --
    Payments on borrowing of senior subordinated debt ................        --           --        (65,000)
    Payments on term loan ............................................        --           --        (25,800)
    Net repayments on working capital line of credit .................      (4,526)      (5,000)        --
    Debt issuance costs ..............................................         (38)      (4,598)      (3,602)
    Loan to parent ...................................................        --       (136,790)        --
    Distribution to parent ...........................................      (4,913)        --           --
                                                                         ---------    ---------    ---------
        Net cash used in financing activities ........................     (12,759)     (18,199)     (21,795)
                                                                         ---------    ---------    ---------

    Net decrease in cash and cash equivalents ........................        (136)         (11)          (1)
    Cash and cash equivalents at beginning of period .................         165           29           18
                                                                         ---------    ---------    ---------
    Cash and cash equivalent at end of period ........................   $      29    $      18    $      17
                                                                         =========    =========    =========
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest ...........................   $   2,622    $   3,833    $  10,271
                                                                         =========    =========    =========
    Cash paid for income taxes .......................................   $  11,679    $  10,399    $     895
                                                                         =========    =========    =========
Supplemental disclosure of non-cash investing activities
    Property and equipment financed in accounts payable ..............   $     421    $     698    $     725
                                                                         =========    =========    =========

         The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                            TOTAL
                                                           COMMON     PAID-IN    RETAINED      LOAN TO   STOCKHOLDER'S
                                                           STOCK      CAPITAL    EARNINGS      PARENT       EQUITY
                                                         ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1996 ...........................   $       1   $  34,999   $  31,480    $    --      $  66,480
     Net income ......................................        --          --        21,730         --         21,730
     Distributions to parent .........................        --          --        (4,913)        --         (4,913)
                                                         ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1997 ...........................           1      34,999      48,297         --         83,297
     Net income ......................................        --          --        15,317         --         15,317
     Loan to parent ..................................        --          --          --       (138,590)    (138,590)
     Non-interest bearing loan payable reclassified to
        offset loan to parent ........................        --          --          --          1,800        1,800
                                                         ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1998 ...........................           1      34,999      63,614     (136,790)     (38,176)
     Net income ......................................        --          --         3,739         --          3,739
                                                         ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1999 ...........................   $       1   $  34,999   $  67,353    $(136,790)   $ (34,437)
                                                         =========   =========   =========    =========    =========


         The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL: BGF Industries, Inc. is a wholly owned subsidiary of Glass Holdings Corp., which is a wholly owned subsidiary of Porcher Industries, S.A. These consolidated financial statements include the accounts of BGF Industries, Inc. and its wholly owned subsidiary, BGF Overseas, Inc. (collectively "BGF "). All intercompany transactions and balances are eliminated in consolidation. BGF manufactures high-quality glass, aramid and carbon fiber fabrics for use in a variety of electronic, composite, insulation, construction, filtration, and commercial applications. The principal market is the United States.

     CASH AND CASH EQUIVALENTS: For purposes of the statements of cash flows, BGF considers cash on hand, cash deposited in financial institutions and money market accounts with maturities of less than ninety days at date of purchase to be cash equivalents. These are stated at cost which approximates market value. The book overdrafts in bank accounts consist of outstanding checks which have not been presented to a bank for payment.

     INVENTORIES: Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Cost includes expenditures for major improvements and replacements and the net amount of interest cost associated with significant capital additions. Capitalized interest was $32, $127 and $46 in 1997, 1998 and 1999, respectively. Total interest incurred in 1997, 1998 and 1999 was $2,339, $4,455 and $14,619, respectively.

     The estimated useful lives of the assets are as follows:

           Buildings............................................    15-40 years
           Machinery and equipment..............................     3-10 years

      The costs of renewals and betterments are capitalized, while repair and maintenance which do not improve or extend useful lives, are charged against income as incurred. At the time that property, plant and equipment is retired or otherwise disposed of, the respective cost and accumulated depreciation are removed from the accounts, and any gain or loss on disposition is recognized.

      In the event that facts and circumstances indicate that the cost of long lived assets may not be recoverable, the estimated future undiscounted cash flows is compared to the asset's carrying value and if less, an impairment loss is recognized in an amount by which the carrying value exceeds its fair value.

      INCOME TAXES: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases based on enacted tax laws and statutory rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the legislation is enacted. A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

      INTANGIBLE ASSETS: The excess of acquisition cost over assigned value of net assets acquired is amortized over 40 years, using the straight-line method. Debt issuance costs are amortized over the terms of the respective debt agreements using the interest method. BGF assesses the recoverability of long-lived assets, including goodwill, by determining whether the carrying value of the asset balances over their remaining lives can be recovered through undiscounted future operating cash flows.

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED):

        LOAN TO PARENT: On September 30, 1998, AGY Holdings, an affiliate of BGF, purchased a 51% ownership interest in Advanced Glassfiber Yarns LLC (AGY) for aggregate consideration of $338.9 million, including post-closing adjustments. In connection with the acquisition, BGF loaned Glass Holdings approximately $138.6 million to provide Glass Holdings a portion of the capital necessary to fund the acquisition. BGF raised the proceeds for this loan by borrowing (1) $88.4 million under the senior credit facility, and (2) $65.0 million under the senior subordinated credit facility which was refinanced in 1999 with senior subordinated notes (Note 6). The loan from BGF to Glass Holdings is evidenced in part by promissory notes that bear interest at the Cost of Funds Rate for BGF for the calendar year immediately preceding the date on which any interest is due. With respect to any period of determination, the Cost of Funds Rate means a rate per annum equal to the blended interest rate, as reasonably calculated by BGF, applicable to borrowings of BGF during such period in respect of indebtedness incurred by BGF, to fund the loan to Glass Holdings. Accrued interest is due and payable on the first business day of February of each year commencing on February 1, 1999 and on any date on which any principal is due. The promissory notes are payable on October 31, 2008 or such later date as may be agreed to by BGF and Glass Holdings. At December 31, 1998 and 1999, the loan to Glass Holdings of $136.8 million has been included as a contra equity account in the financial statements. Accrued interest at December 31, 1998 and 1999 of approximately $3.2 million and $12.7 million, respectively, on this loan has been fully reserved.

     REVENUE RECOGNITION: Revenue from product sales and the related cost of goods sold are recognized at the time of shipment.

     FINANCIAL INSTRUMENTS: BGF selectively enters into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. None of these agreements are used for speculative or trading purposes. The fair value of BGF's interest rate swap agreement is the estimated amount BGF would have to pay or receive to terminate the swap agreement as of the reporting date, taking into account current interest rates, and is disclosed in Note 11. The interest rate swaps are accounted for as hedges on the basis that such derivatives reduce the risk of changes in interest rates on BGF's variable rate debt. The interest differentials from these swaps are recorded in interest expense. Rates currently available to BGF for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

     The carrying amounts of BGF's long-term debt approximates fair value.

     PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS: BGF has a contributory defined benefit pension plan covering most employees. Pension expense for the plan is determined using the projected unit credit method. BGF also provides certain retirement health care benefits, the estimated cost for which is accrued within the employees' active service lives. BGF's customary funding policy of these plans is to contribute amounts permitted by the Internal Revenue Code and in conformance with ERISA guidelines.

     RESEARCH AND DEVELOPMENT: BGF expenses research and development costs as incurred. These costs were approximately $1,267, $1,376 and $1,425 for the years ended December 31, 1997, 1998 and 1999, respectively.

     ADVERTISING AND PROMOTION: BGF expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Such amounts were not material for 1997, 1998 and 1999.

     FOREIGN CURRENCY TRANSACTIONS: Gains (losses) resulting from foreign currency transactions are included in other income or other expenses, and amounted to $126, ($58) and $177 in 1997, 1998 and 1999, respectively.

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED):

     USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS: Certain amounts from the prior consolidated financial statements have been reclassified to conform to the current presentation.

     RECENTLY ISSUED ACCOUNTING STANDARDS: On June 8, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Deferral of the Effective Date of FAS 133," which changes the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," requires entities to recognize all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. BGF anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on its financial condition or results of operations.

2.   INVENTORIES:

     Inventories at December 31 consist of the following:

                                                          1998       1999
                                                         -------   -------
     Supplies .........................................  $ 1,571   $ 1,657
     Raw materials ....................................    4,283     3,325
     Stock-in-process .................................    8,029     6,120
     Finished goods ...................................   28,649    24,495
                                                         -------   -------
                                                         $42,532   $35,597
                                                         =======   =======

3.   OTHER CURRENT ASSETS:

     Other current assets at December 31 consist of the following:

                                                           1998       1999
                                                          -------   -------
     Deferred income taxes ............................   $ 2,664   $ 9,193
     Prepaid expenses and other .......................     2,596     1,478
                                                          -------   -------
                                                          $ 5,260   $10,671
                                                          =======   =======

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

4.   OTHER NONCURRENT ASSETS:

     Other noncurrent assets at December 31 consist of the following:

                                                                               1998        1999
                                                                             --------    --------
     Excess of acquisition cost over assigned value of net assets acquired   $  5,809    $  5,809
     Debt issuance costs .................................................      4,598       6,143
                                                                             --------    --------
                                                                               10,407      11,952
     Accumulated amortization ............................................       (696)     (1,546)
                                                                             --------    --------
                                                                                9,711      10,406
     Other ...............................................................        334         431
                                                                             --------    --------
                                                                             $ 10,045    $ 10,837
                                                                             ========    ========

     Amortization of deferred financing charges of $48, $189 and $792 for the years ended December 31, 1997, 1998 and 1999 respectively, have been included in interest expense. In 1997 and 1998 BGF wrote off $1,090 and $38, respectively, of fully amortized noncurrent assets. During January 1999, the Company wrote off net debt issuance costs of $1,668 related to the termination of the senior subordinated credit facility. These costs have been classified as an extraordinary item in the accompanying financial statement. In December 1999, BGF wrote off $268 of net debt issuance costs related to the revolving credit facility due to an amendment dated December 16, 1999. These costs have been classified as interest expense in the accompanying financial statements. Accumulated amortization related to these costs was $119 (Note 6).


5.   ACCRUED LIABILITIES:

     Accrued liabilities at December 31 consist of the following:


                                                                                   1998      1999
                                                                                  ------    -------
     Income taxes............................................................      $ 855    $ 8,154
     Payroll.................................................................        117        321
     Pension and 401(k)......................................................      4,439      2,980
     Interest................................................................        553      4,901
     Other...................................................................        779      1,852
                                                                                  ------    -------
                                                                                  $6,743    $18,208
                                                                                  ======    =======

6.   DEBT:

     Debt at December 31 consists of the following:


                                                                                  1998       1999
                                                                                --------   --------
     Senior Credit Facility
        Amortizing Term Loan................................................    $ 50,000   $ 24,200
        Revolving Credit Facility...........................................      36,000     10,000
     Senior Subordinated Credit Facility....................................      65,000       --
     Senior Subordinated Notes, net of unamortized discount of $1,817.......         --      98,183
                                                                                --------   --------

                                                                                 151,000    132,383
     Less current portion...................................................       1,000       --
                                                                                --------   --------
                                                                                $150,000   $132,383
                                                                                ========   ========

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

6.   DEBT--(CONTINUED):

     BGF entered into a senior credit facility dated as of September 30, 1998, as amended on November 24, 1998 and December 16, 1999, with a syndicate of lenders and First Union National Bank, as agent. The senior credit facility, as amended, provides BGF with a total of up to $110.0 million of credit consisting of (i) a five-year revolving credit facility for up to $60.0 million and (ii) a six-year amortizing term loan in the amount of $50.0 million. The revolver contains two sub facilities: a $5.0 million swingline facility for working capital requirements and a $20.0 million letter of credit facility. At December 31, 1999 BGF had $50.0 million of available borrowings under the revolver. Under the senior credit facility, BGF may be required to use the proceeds for the following transactions to prepay in part, the term loan and the revolver if it:

         o sells assets in transactions outside the ordinary course of business;

         o issues debt or equity securities; or

         o receives insurance proceeds for casualty losses and does not repair or replace the damaged facilities.

     These prepayments would be applied first to the term loan, and upon payment of the term loan, to permanently pay outstanding loans under the revolver.

     The senior credit facility is collateralized by a first priority lien on substantially all of BGF's real and personal property. The lien also covers (1) 100% of the capital stock of each direct or indirect domestic subsidiary of BGF,
(2) 65% of the capital stock of each first tier foreign subsidiary of BGF and
(3) certain promissory notes issued by affiliates of BGF. The senior credit facility is also collateralized by a non-recourse pledge by Glass Holdings, the parent of BGF, of capital stock of certain affiliates of BGF.

     The annual interest rate applicable to the revolver and the term loan is a fluctuating rate of interest measured, at BGF's option, by reference to either
(1) LIBOR or (2) the greater of the published prime rate of First Union National Bank or the overnight federal funds rate plus 0.5%, plus, in either case, an additional amount which fluctuates based upon BGF's leverage ratio. This additional amount ranges from 2.00% to 2.75% for LIBOR based borrowings and 0.75% to 1.50% for borrowings with an interest rate based on either of the alternative rates described in clause (2) in the prior sentence.

     The senior credit facility provides for an annual administrative fee to be paid to the agent, an unused commitment fee payable to the lenders and certain other fees payable in connection with letters of credit issued under the revolver.

     The senior credit facility requires BGF to maintain a certain maximum leverage ratio and minimum consolidated net worth, interest coverage and fixed charge coverage ratios. The December 16, 1999 amendment to the credit agreement changed the required leverage ratio and interest coverage ratio. As of December 31, 1999, BGF was in compliance with these amended covenants.

     On September 30, 1998, BGF also entered into a ten-year senior subordinated credit agreement with First Union Investors, Inc. as agent. Subsequently, other institutions became lenders under this senior subordinated credit facility. The senior subordinated credit facility is an unsecured senior subordinated obligation of BGF. Amounts outstanding under the senior subordinated credit facility accrued interest at variable rates based on either LIBOR or a treasury based rate.

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

6.   DEBT--(CONTINUED):

     As of December 31, 1998, BGF had $65.0 million outstanding under the senior subordinated credit facility. The senior subordinated credit facility was paid in full on January 21, 1999. On January 21, 1999, BGF issued $100 million of senior subordinated notes ($98 million net of discount) due 2009. Net proceeds of approximately $95.3 million were used to repay outstanding indebtedness of $65.0 million under the senior subordinated credit facility, interest of $0.5 million under the senior subordinated credit facility, and $29.8 million under the revolver. The annual interest rate on the senior subordinated notes is 10 1/4% and is payable semiannually beginning in July 1999.

     On June 18, 1999 the Securities and Exchange Commission declared effective the company's Regristration Statement on Form S-4 relating to its offering of $100,000 of 10 1/4% series B senior subordinated notes due 2009. The notes issued in the Offering were exchanged on July 23, 1999 for 10 1/4% senior subordinated notes due 2009 that were privately issued January, 21, 1999. Interest on the 10 1/4% series B senior subordinated notes is payable semiannually beginning July 15, 1999.

     The aggregate maturities of long-term debt at December 31, 1999 are as follows:

                              2000                                 $   --
                              2001                                    3,588
                              2002                                    6,071
                              2003                                   17,765
                              2004                                    6,776
                              Thereafter                            100,000


7.   INCOME TAXES:

     Income tax expense for the years ended December 31, 1997, 1998 and 1999 consists of the following:

                                                                    1997
                                                   -----------------------------------
                                                   CURRENT         DEFERRED     TOTAL
                                                   --------        -------    --------
     Federal................................       $ 10,242        $ 1,340    $ 11,582
     State..................................          2,039             31       2,070
                                                   --------        -------    --------
                                                   $ 12,281        $ 1,371    $ 13,652
                                                   ========        =======    ========


                                                                    1998
                                                   -----------------------------------
                                                   CURRENT        DEFERRED      TOTAL
                                                   --------        -------    --------
     Federal................................        $ 7,649          $ 933     $ 8,582
     State..................................          1,178             94       1,272
                                                   --------        -------    --------
                                                    $ 8,827        $ 1,027     $ 9,854
                                                    =======        =======     =======


                                                                    1999
                                                   -----------------------------------
                                                   CURRENT        DEFERRED      TOTAL
                                                   --------        -------    --------
     Federal................................        $ 8,333       $(5,570)     $ 2,763
     State..................................          1,054          (906)         148
                                                   --------        -------    --------
                                                    $ 9,387       $(6,476)     $ 2,911
                                                    =======       ========     =======

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

7. INCOME TAXES--(CONTINUED):

     A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes is as follows:

                                                         1997     1998    1999
                                                         ----     ----    ----
     Federal statutory tax rate ....................     35.0%    35.0%   35.0%
     State income taxes, net of federal benefit ....      3.8      3.9     2.7%
     Other .........................................     (0.2)     0.2     0.2%
                                                         ----     ----    ----
                                                         38.6%    39.1%   37.9%
                                                         ====     ====    ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997, 1998 and 1999 are presented below:

                                                         1997       1998      1999
                                                        -------    -------    -------
     Deferred tax assets:
          Loan to parent ............................   $  --      $  --      $ 6,105
          Inventories ...............................     1,157      1,321      1,166
          Accrued liabilities .......................       530        550        935
          Reserves ..................................        96         96        221
          Other .....................................       349        537        766
                                                        -------    -------    -------
               Total gross deferred tax assets ......     2,132      2,504      9,193
                                                        -------    -------    -------
     Deferred tax liabilities:
          Accounts receivable .......................      --          (88)       (26)
          Depreciation ..............................    (5,960)    (6,956)    (7,066)
          Other .....................................      (835)    (1,150)    (1,315)
                                                        -------    -------    -------
               Total gross deferred tax liabilities .    (6,795)    (8,194)    (8,407)
                                                        -------    -------    -------
               Net deferred tax liability ...........   $(4,663)   $(5,690)   $   786
                                                        =======    =======    =======

BGF is included in the consolidated federal tax return of Glass Holdings. Pursuant to a tax sharing agreement, BGF is required to make tax sharing payments to Glass Holdings with respect to BGF's pro rata share of consolidated federal income tax liabilities which does not differ significantly from that which would be determined on a stand alone basis.

8.   EMPLOYEE BENEFIT PLANS:

     DEFINED CONTRIBUTION PLAN: BGF has a 401(k) savings plan for all employees. Company contributions, if any, are made at the discretion of BGF's Board of Directors. BGF allows participants an election of receiving their profit sharing, when applicable, in cash or as an employer contribution to the 401(k) plan. Plan expense in 1997, 1998, and 1999 amounted to $2,364, $1,743, and $778, respectively.

     DEFINED BENEFIT PENSION PLAN: BGF has a defined benefit pension plan covering substantially all of its employees. Participating employees are required to contribute to the pension plan. BGF contributions to the pension plan for 1997, 1998 and 1999 amounted to $183, $123 and $0, respectively.

     A summary of the components of the defined benefit pension plans' net periodic pension cost for the pension plan is as follows:

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

8.   EMPLOYEE BENEFIT PLANS: --(CONTINUED):


                                                        1997       1998        1999
                                                      -------     -------     -------
     Service cost-benefits earned during the period   $   777     $   934     $   996
     Interest cost on projected benefit obligation        888       1,009       1,040
     Expected return on plan assets ...............      (988)     (1,191)     (1,214)
     Net amortization and deferral ................         7           7           7
                                                      -------     -------     -------
     Net periodic pension expense .................       684         759         829
     Settlement gain ..............................      --          --          (539)
                                                      -------     -------     -------
     Total pension expense ........................   $   684     $   759     $   290
                                                      =======     =======     =======
     Assumptions used:
     Weighted-average discount rates ..............      7.00%       6.75%       8.00%
     Rate of increase in compensation levels ......      5.00%       5.00%       4.00%
     Expected long-term rate of return on assets ..      8.00%       8.00%       8.00%

     The change in projected benefit obligation, the change in fair value of plan assets and the funded status of BGF's pension plan at December 31 is summarized below:

                                                           1998        1999
                                                         --------    --------
Change in projected benefits obligations:
     Projected benefit obligation at beginning of year   $ 14,621    $ 16,739
     Service cost ....................................        934         996
     Interest cost ...................................      1,009       1,040
     Actuarial (gain)/loss ...........................        703      (3,495)
     Benefits paid ...................................     (1,454)         (2)
     Plan participants' contributions ................        926         805
     Settlement ......................................       --        (2,106)
                                                         --------    --------
     Projected benefit obligation at end of year .....   $ 16,739    $ 13,977
                                                         ========    ========

Change in fair value of plan assets:
     Fair value of plan assets at beginning of year ..   $ 14,763    $ 15,542
     Actual return on plan assets ....................      1,184       1,554
     Employer contributions ..........................        123           0
     Employee contributions ..........................        926         805
     Benefits paid ...................................     (1,454)         (2)
     Settlement ......................................       --        (2,327)
                                                         --------    --------
     Fair value of plan assets at end of year ........   $ 15,542    $ 15,572
                                                         ========    ========

Funded status ........................................   $ (1,197)   $  1,595
Unrecognized prior service cost ......................         61          54
Unrecognized gain ....................................       (164)     (3,239)
                                                         --------    --------
Net amount recognized in accrued liabilities .........   $ (1,300)   $ (1,590)
                                                         ========    ========

     During 1999, the Company recognized a settlement gain of $539 as a reduction in pension expense in the accompanying financial statements. The recognition of the gain results from a significant number of participants in the current year accepting lump sum payments as settlement of their pension benefits.

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

8.   EMPLOYEE BENEFIT PLANS--(CONTINUED):

     POSTRETIREMENT BENEFITS: In addition to providing pension benefits, BGF provides certain retirement health care benefits to eligible employees. Employees become eligible for these benefits by attaining specified age and service requirements.

     A summary of the components of the other postretirement benefit plan's net periodic cost for the plan is as follows:


                                                      1997      1998       1999
                                                      -----     -----     -------
Other postretirement benefit plans:
     Service cost-benefits earned during the period   $  43     $  54     $    70
     Interest cost on projected benefit obligation       66        74          95
     Recognized net actuarial gain ................     (11)       (2)       --
                                                      -----     -----     -------
     Total postretirement benefit expenses ........   $  98     $ 126     $   165
                                                      =====     =====     =======

Assumptions used:
     Weighted-average discount rates ..............    7.00%     6.75%       8.00%
     Medical Trend Rate
        First year rate ...........................    5.50%     5.25%      10.00%
        Ultimate rate .............................    5.50%     5.25%       6.00%
        Select period .............................     N/A       N/A     4 years

     The change in projected benefit obligation, the change in fair value of plan assets and the funded status of BGF's postretirement benefit plan at December 31 is summarized below:

                                                           1998       1999
                                                         -------    -------
Change in projected benefit obligations:
     Projected benefit obligation at beginning of year   $ 1,027    $ 1,458
     Service cost ....................................        54         70
     Interest cost ...................................        74         95
     Plan participant contributions ..................       144        114
     Actuarial loss ..................................       343         32
     Benefits paid ...................................      (184)      (157)
                                                         -------    -------
          Projected benefit obligation at end of year    $ 1,458    $ 1,612
                                                         =======    =======

Change in fair value of plan assets:
     Fair value of plan assets at beginning of year ..   $    --    $    --
     Actual return on plan assets ....................        --         --
     Employer contributions ..........................        40         43
     Employee contributions ..........................       144        114
     Benefits paid ...................................      (184)      (157)
                                                         -------    -------
     Fair value of plan assets at end of year ........   $    --    $    --
                                                         =======    =======

Funded status ........................................   $(1,458)   $(1,612)
     Unrecognized loss ...............................        64         53
                                                         -------    -------
     Net amounts recognized ..........................   $(1,394)   $(1,559)
                                                         =======    =======

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

8.   EMPLOYEE BENEFIT PLANS--(CONTINUED):

     Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:


                                                                    1998         1999
                                                                    -----         -----
1% increase:
     Effect on total of service and interest cost components...      $ 19          $ 25
     Effect on postretirement benefit obligation...............     $ 127         $ 170

1% decrease:
     Effect on total of service and interest cost components...      $(19)        $(21)
     Effect on postretirement benefit obligation...........         $(110)       $(146)


9.   CONCENTRATIONS:

     BGF's cash and cash equivalents are placed in major domestic and international banks. Deposits in such banks may exceed federally insured limits.

     Substantially all of BGF's raw materials are purchased from two suppliers. In the event suppliers are unable or unwilling to deliver glass, aramid or carbon yarns, the business, financial condition and results of operations could be materially adversely affected.

     Substantially all of BGF's trade accounts receivable are due from companies in the electronics, composites, insulation, filtration, construction and commercial industries. Management periodically performs credit evaluations of its customers and generally does not require collateral. Credit losses have historically been within management's expectations.


10.   SEGMENT INFORMATION:

     BGF operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. BGF's principal market is the United States. Information by geographic area is presented below, with sales based on the location of the customer. BGF does not have any long-lived assets outside the United States.

                                         1997         1998         1999
                                       --------     --------     --------
     United States...........          $191,632     $183,080     $167,953
     Foreign.................            26,257       18,674       10,586
                                       --------     --------     --------
                                       $217,889     $201,754     $178,539
                                       ========     ========     ========

     The following table presents a summary of sales of significant customers as a percentage of BGF's net sales:

                                         1997         1998         1999
                                       --------     --------     --------
     Customer A..............             12.1%          N/A          N/A
                                          =====        =====        =====
     Customer B..............             14.2%        11.2%        13.7%
                                          =====        =====        =====
     Customer C..............               N/A        10.5%        13.7%
                                          =====        =====        =====

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)


11.   COMMITMENTS AND CONTINGENCIES:

     FINANCIAL INSTRUMENTS: During 1998 BGF entered into an interest rate swap transaction which expires September 30, 2004, on an initial notional amount on $50,000 in order to limit its exposure to interest rate fluctuations under the term loan portion of the senior credit facility (Note 6). Under the swap agreement, BGF has secured a fixed LIBOR rate of interest of 5.04% on the notional amount which is correlated in a manner consistent with the amortization of the term loan principal. During 1999 the company terminated portions of the interest rate swap relating to early payment of $25,000 on the term loan. The company recognized a gain of $890 related to the early payments which have been included as other income in the accompanying financial statements. The amount of the term loan covered by this swap was $50,000 and $24,200 as of December 31, 1998 and 1999, respectively. The fair value of the interest rate swap agreement representing the estimated amount that BGF would receive to terminate the swap agreement was $349 at December 31, 1998 and $1,309 at December 31, 1999; however, BGF has no intention of terminating the swap agreement.

     LEASES: BGF leases facilities and equipment. Generally, these leases contain renewal options under cancelable and noncancelable operating leases. Rent expense amounted to $697, $879 and $662 for the years ended December 31, 1997, 1998 and 1999, respectively. Under the terms of noncancelable operating leases, BGF is committed to the following future minimum lease payments at December 31, 1999:

            FISCAL YEAR
            2000.............................................       $304
            2001.............................................        292
            2002.............................................         69
            2003.............................................         10
            2004.............................................          1

     GUARANTEES: In 1997, BGF cosigned a debt facility with Glass Holdings guaranteeing the payment and performance of the obligations of Belmont of America and Shanghai Porcher Industries Co., Ltd., affiliates of BGF. The obligations guaranteed by BGF under the debt facility were a $30,000 five year stand-by letter of credit of Shanghai Porcher, and a $5,000 tax-free variable rate demand note for Belmont of America. On September 29, 1998, the guarantee for Shanghai Porcher Industries Co., Ltd. was transferred to Porcher Industries. On June 30, 1999, Belmont of America paid off the $5,000 tax-free variable rate demand note, relieving BGF of its guarantee.

     LEGAL AND ENVIRONMENTAL MATTERS: From time to time BGF is involved in various legal proceedings and environmental matters arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on BGF's financial position or results of operations.

                              BGF INDUSTRIES, INC.
               (A WHOLLY OWNED SUBSIDIARY OF GLASS HOLDINGS CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

12.   RELATED PARTY TRANSACTIONS:

     Related party balances at December 31, 1997, 1998 and 1999 and transactions for the years ended December 31, 1997, 1998 and 1999 were as follows:


                                                                                     1997       1998      1999
                                                                                     -----     ------     -----
Trade accounts receivable from Porcher.........................................      $  98     $  213     $  98
                                                                                     =====     ======     =====
Trade accounts receivable from other affiliated companies......................      $ --      $   --     $  94
                                                                                     =====      =====    =====
Receivable for reimbursable expenses from Porcher..............................      $  32     $   37    $  183
                                                                                     =====      =====    ======
Sales to Porcher...............................................................      $ 329     $1,672   $ 1,001
                                                                                     =====    =======   =======
Management fees to subsidiaries of Porcher.....................................      $ 202     $  312    $  350
                                                                                     =====     ======    ======
Management fees included in accounts payable...................................      $  56     $  158     $  78
                                                                                     =====     ======     =====
Management fees to Porcher.....................................................      $ 102     $   12     $  43
                                                                                     =====      =====     =====
Fees to a subsidiary of Glass Holdings.........................................     $1,000     $  950    $  585
                                                                                    ======     ======    ======
Fees to an affiliate included accounts payable.................................      $  13     $   --     $  21
                                                                                     =====      =====     =====
Due from affiliate in other current assets.....................................      $  44     $1,430    $  537
                                                                                     =====    =======    ======
Purchases from Porcher and affiliated companies................................     $8,081     $7,023   $ 7,123
                                                                                    ======    =======   =======
Affiliated purchases included in accounts payable..............................      $ 749     $1,097   $ 2,073
                                                                                     =====    =======   =======
Affiliated purchases included in inventory.....................................     $1,491    $12,044  $ 13,137
                                                                                    ======   ========  ========
Payable to Glass Holdings, for taxes included in accrued expenses..............     $2,337     $  855   $ 8,154
                                                                                    ======     ======   =======
Non-interest bearing loan payable to Glass Holdings............................     $1,800     $  --       $ --
                                                                                    ======      =====      ====
Loan receivable from Glass Holdings............................................       $ --   $136,790  $136,790
                                                                                      ====   ========  ========
Payable to Advanced Glassfiber Yarns LLC.......................................      $ --      $2,903   $ 2,211
                                                                                     =====    =======   =======
Receivable from Advanced Glassfiber Yarns LLC..................................      $ --      $  110    $  228
                                                                                     =====     ======    ======
Reimbursable expenses and lease income from Advanced Glassfiber Yarns
   LLC.........................................................................      $ --      $  796   $ 1,465
                                                                                     =====     ======   =======
Purchases from Advanced Glassfiber Yarns LLC...................................      $ --    $ 11,185  $ 34,727
                                                                                     =====   ========  ========
Management accounting and administrative fee income from a subsidiary
   of Glass Holdings...........................................................      $ 360     $  658      $351
                                                                                     =====     ======      ====
Management, technological support and administrative income from a joint
   venture of Glass Holdings...................................................      $ 349      $  52     $   2
                                                                                     =====      =====     =====
Dividends to Glass Holdings....................................................     $4,913      $ --      $ --
                                                                                    ======      =====     ====
Commissions to Porcher.........................................................      $ 380     $  363     $  98
                                                                                     =====     ======     =====
Service fees from subsidiary of Porcher........................................      $  23      $  43     $  24
                                                                                     =====      =====     =====
Purchase of assets from affiliate..............................................      $ --       $ --     $  465
                                                                                     =====      =====    ======
Consulting fees to a director of BGF...........................................      $ --       $ --      $  15
                                                                                     =====      =====     =====

     In 1998, BGF loaned an officer $365. The loan bears no interest and is payable upon the sale of the officer's former residence. The loan is still outstanding at December 31, 1999.

13. RESTRUCTURING PLAN

     In April 1999 management approved a restructuring plan which resulted in the reduction of BGF's workforce by 67 hourly and salary employees across the company. Employees affected by the plan were notified in May of 1999 and have all been terminated during 1999. As a result of the restructuring, BGF incurred charges of $769, included as a component of operating income in the accompanying financial statements. The charges incurred are costs for salaried employee severence. As of December 31, 1999, $552 of the restructuring costs have been paid with the remaining reserve of $217 for severance scheduled for payment through January 2001. At December 31, 1999 the reserve is included in accrued liabilities in the accompanying financial statements.

                        Report of Independent Accountants

         Our report on the financial statements of BGF Industries, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under Item 14 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                         /s/ PricewaterhouseCoopers LLP


Greensboro, North Carolina
February 25, 2000

                              BGF Industries, Inc.

                        Valuation and Qualifying Accounts

                                 (In thousands)


----------------------------------- ---------------- -------------------------------- ------------ --------------
                                                                Column C
----------------------------------- ---------------- -------------------------------- ------------ --------------
             Column A                  Column B                 Additions              Column D      Column E
----------------------------------- ---------------- --------------- ---------------- ------------ --------------
                                      Balances at      Charged to        Charged      Deductions    Balance at
                                     Beginning of      Costs and      (Credited) to                End of Period
                                        Period          Expenses     Other Accounts
----------------------------------- ---------------- --------------- ---------------- ------------ --------------
Allowance for doubtful accounts,
returned goods and discounts
deducted from accounts receivable
in the balance sheets...........
----------------------------------- ---------------- --------------- ---------------- ------------ --------------
Year ended December 31, 1999....               $696            $ 83            $  --          $(10)         $769
----------------------------------- ---------------- --------------- ---------------- ------------ --------------
Year ended December 31, 1998....               $723             $--            $(23)          $ (4)         $696
----------------------------------- ---------------- --------------- ---------------- ------------ --------------
Year ended December 31, 1997....             $1,071             $--           $(292)          $(56)         $723
----------------------------------- ---------------- --------------- ---------------- ------------ --------------

----------------------------------- ---------------- --------------- ---------------- ------------ --------------
Allowance for obsolete inventory
----------------------------------- ---------------- --------------- ---------------- ------------ --------------
Year ended December 31, 1999....             $1,138            $234           $ --            $--         $1,372
----------------------------------- ---------------- --------------- ---------------- ------------ --------------
Year ended December 31, 1998....             $1,067             $71           $ --            $--         $1,138
----------------------------------- ---------------- --------------- ---------------- ------------ --------------
Year ended December 31, 1997....              $ 805            $262           $ --            $--         $1,067
----------------------------------- ---------------- --------------- ---------------- ------------ --------------

Restructuring Reserve
----------------------------------- ---------------- --------------- ---------------- ------------ --------------
Year ended December 31, 1999....             $ --            $769           $ --            $552         $217
----------------------------------- ---------------- --------------- ---------------- ------------ --------------
Year ended December 31, 1998....             $ --            $ --           $ --            $--          $ --
----------------------------------- ---------------- --------------- ---------------- ------------ --------------
Year ended December 31, 1997....             $ --            $ --           $ --            $--          $ --
----------------------------------- ---------------- --------------- ---------------- ------------ --------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.


                              BGF INDUSTRIES, INC.

                              By: ___/s/  Richard L. Cromer________
                                       Richard L. Cromer
                                           President


         KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of BGF Industries, Inc. hereby severally constitute Richard L. Cromer and Philippe R. Dorier, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Report filed herewith and any and all amendments to said Report and generally to do all such things in our names and in our capacities as officers and directors to enable BGF Industries, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said Report and any and all amendments thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 29, 2000.



                         SIGNATURE                                           TITLE
                         ---------                                           -----
                    /s/ ROBERT PORCHER                       Chairman of the Board of Directors, Chief
                    ------------------                        Executive Officer and Director (Principal
                      Robert Porcher                          Executive Officer)

                    /s/ GRAHAM A. POPE                       Director
                    ------------------
                      Graham A. Pope

                   /s/ RICHARD L. CROMER                     President
                   ---------------------
                     Richard L. Cromer

                  /s/ PHILIPPE R. DORIER                     Chief Financial Officer (Principal Financial
                  ----------------------                       and Accounting Officer)
                    Philippe R. Dorier


                                  EXHIBIT INDEX

                  Unless indicated below, the exhibits are incorporated herein from BGF's Registration Statement on Form S-4 (File No. 333-72321) filed with the Securities and Exchange Commission. Copies of such exhibits will be furnished to any requesting stockholder of BGF upon request to Secretary, BFG Industries, Inc., 3802 Robert Porcher Way, Greensboro, North Carolina 27410.


                   EXHIBIT NO.        DESCRIPTION OF EXHIBIT
                   -----------        ----------------------
                      3.1             Certificate of Incorporation of BGF
                                      Industries, Inc., as amended

                      3.2             Bylaws of BGF Industries, Inc., as amended

                      4.1 Indenture, dated as of January 21, 1999, among BGF Industries, Inc. and The Bank of New York, as trustee, relating to $100 million principal amount of 10 1/4% Senior Subordinated Notes Due 2009

                      4.2 Form of 10 1/4% Series A and Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

                      4.3 Registration Rights Agreement dated as of January 21, 1999, by and between BGF Industries, Inc. and the Initial Purchaser

                      10.1 Deferred Compensation Agreement, dated November 13, 1995, by and between BGF Industries, Inc. and Graham A. Pope(1)

                      10.2 Deferred Compensation Agreement, dated April 1, 1998, by and between BGF Industries, Inc. and Richard L. Cromer(1)

                      10.3 Deferred Compensation Agreement, dated April 16, 1990, by and between BGF, Industries, Inc. and James R. Henderson(1)

                      10.4 Deferred Compensation Agreement, dated January 28, 1993, by and between BGF Services, Inc. and Philippe Dorier(1)

                      10.5            Lease, dated March 20, 1996, between E.R.
                                      English, Sr., as lessor, and BGF
                                      Industries, Inc., as lessee

                      10.6 Purchase Order (Lease), dated November 26, 1996, between K&C Brokerage, as lessor, and BGF Industries, Inc., as lessee

                      10.7 Lease, dated November 1, 1991, by and between H.V. Johns, Jr., as lessor, and BGF Industries, Inc. as lessee

                   EXHIBIT NO.        DESCRIPTION OF EXHIBIT
                   -----------        ----------------------

                      10.8 Agreement between Contractor and Owner (Warehouse Lease), dated February 1, 1998, between Boyd Warehouse/Emmett Williams, as lessor, and BGF Industries, as lessee

                      10.9 Note Purchase Agreement dated January 15, 1999 between BFG Industries, Inc., Inc. and the Initial Purchaser

                      10.10 Senior Credit Agreement dated September 30, 1999 among BGF Industries, Inc., as Borrower, its Domestic Subsidiaries from time to time party thereto, as Guarantors, the Lenders Parties thereto and First Union National Bank, as Agent

                      10.11 Senior Subordinated Credit Agreement dated as of September 30, 1998 among BGF Industries, Inc., as Borrower, certain subsidiaries from time to time party thereto, as Guarantors, and First Union Investors, Inc., as Agent

                      10.12 Promissory Note, dated September 30, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $135,043,844.62

                      10.13 Promissory Note, dated December 23, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $2,681,000

                      10.14+ Second Amendment to Credit Agreement, dated December 16, 1999, by and among BGF Industries, Inc. (the "Borrower"), certain Domestic Subsidiaries of the Borrower party thereto (collectively the "Guarantors"), several banks and other financial institutions party thereto (the "Lenders") and First Union National Bank (the "Agent")

                      10.15++ Syndication Amendment and Assignment, dated November 30, 1998, by and among BGF Industries, Inc. (the "Borrower"), certain Domestic Subsidiaries of the Borrower party thereto (collectively the "Guarantors"), the Existing Lender (as defined therein), the New Lenders (as defined therein), and First Union National Bank (the "Agent")

                      10.16* Lease Agreement, dated December 1, 1999 by and between Lawson Family LLC and BGF Industries, Inc.

                      12*             Statement of Computation of Ratios

                   EXHIBIT NO.        DESCRIPTION OF EXHIBIT
                   -----------        ----------------------

                      21*             Subsidiaries of BGF

                      24* Powers of Attorney (included on signature page)

                      27*             Financial Data Schedule

                      99.1*           Reconciliation of net income to EBITDA


--------------

+ Exhibit is incorporated by reference herein to Exhibit 99.1 to the Company's Form 8-K, dated March 8, 2000.

++ Exhibit is incorporated by reference herein to Exhibit 99.2 to the Company's Form 8-K, dated March 8, 2000.
*               Filed herewith.

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.