Form 10-Q
period 2000-03-31
BGF INDUSTRIES INC
filed 2000-05-12
CIK 1078394

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000



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

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes     X    No ____
                                                   ---

     As of May 11, 2000, there were 1,000 shares of common stock, $1.00 par value, outstanding.

                             BGF INDUSTRIES, INC.
          QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                                  Page No.
                                                                                  --------
PART I. FINANCIAL INFORMATION                                                         1

Item  1.  Consolidated Condensed Balance Sheets as of March 31, 2000 (unaudited)
          and December 31, 1999.......................................                1

          Consolidated Condensed Statements of Operations for
          the three months ended March 31, 2000 and 1999 (unaudited)...........       2

          Consolidated Condensed Statements of Cash Flows for
          the three months ended March 31, 2000 and 1999 (unaudited)...........       3

          Notes to the Consolidated Condensed Financial Statements                    4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................                8
            Overview........................................                          8
            Results of Operations...........................                          9
            Liquidity and Capital Resources.................                         10
            Recently Issued Accounting Standard.............                         11
            Disclosure Regarding Forward Looking Statements.                         12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....            12

PART II.  OTHER INFORMATION..............................................            14

Item 6.   Exhibits and Reports on Form 8-K...............................            14

                        PART I - FINANCIAL INFORMATION

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (dollars in thousands, except share data)


                                                                               March 31,       December 31,
                                                                                 2000              1999
                                                                               ---------         ---------
                                                                              (unaudited)

                                ASSETS
Current assets:
  Cash and cash equivalents............................................        $      21         $      17
  Trade accounts receivable, net.......................................           21,606            20,366
  Inventories..........................................................           37,605            35,597
  Other current assets.................................................           11,080            10,671
                                                                               ---------         ---------
      Total current assets.............................................           70,312            66,651
Net property, plant and equipment......................................           55,194            56,566
Other noncurrent assets................................................           10,594            10,837
                                                                               ---------         ---------
  Total assets.........................................................        $ 136,100         $ 134,054
                                                                               =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Book overdraft.......................................................        $     970         $   1,264
  Accounts payable.....................................................            9,951             6,670
  Accrued liabilities..................................................           16,751            18,208
  Current portion of long-term debt....................................              200                 -
                                                                               ---------         ---------
      Total current liabilities........................................           27,872            26,142
Long-term debt, net of discount of $1,767 and $1,817, respectively.....          132,233           132,383
Deferred income taxes..................................................            7,599             8,407
Post-retirement benefit obligation.....................................            1,471             1,559
                                                                               ---------         ---------
  Total liabilities....................................................        $ 169,175         $ 168,491
                                                                               =========         =========

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, $1.00 par value. Authorized 3,000 shares; issued                       1                 1
    and outstanding 1,000 shares.......................................
  Capital in excess of par value.......................................           34,999            34,999
  Retained earnings....................................................           68,715            67,353
  Loan to parent.......................................................         (136,790)         (136,790)
                                                                               ---------         ---------
      Total stockholder's equity (deficit).............................          (33,075)          (34,437)
                                                                               ---------         ---------
      Total liabilities and stockholder's equity (deficit).............        $ 136,100         $ 134,054
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

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (dollars in thousands)



                                                                                  For the Three Months
                                                                                      Ended March 31,
                                                                                -------------------------
                                                                                    2000              1999
                                                                                 -------           -------
                                                                                        (unaudited)
Net sales..............................................................          $45,854           $45,120
Cost of goods sold.....................................................           37,964            38,832
                                                                                 -------           -------
     Gross profit......................................................            7,890             6,288
Selling, general and administrative expenses...........................            2,145             1,931
                                                                                 -------           -------

  Operating income.....................................................            5,745             4,357
                                                                                 -------           -------
Other (income) expenses:
     Interest expense..................................................            3,665             3,890
     Other income, net.................................................             (122)             (108)
                                                                                 -------           -------
                                                                                   3,543             3,782
                                                                                 -------           -------
     Income before taxes and
     extraordinary loss................................................            2,202               575
Income tax expense.....................................................              840               220
                                                                                 -------           -------
     Income before extraordinary loss..................................            1,362               355
Extraordinary loss on write-off of debt issuance
                                                                                 -------           -------
  costs, net of income taxes of $639...................................                -             1,029
                                                                                 -------           -------
     Net income (loss).................................................          $ 1,362           $  (674)
                                                                                 =======           =======


   The accompanying condensed notes are an integral part of the consolidated financial statements.

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                                    For the Three Months
                                                                                                        Ended March 31,
                                                                                                  ---------------------------
                                                                                                      2000               1999
                                                                                                   -------           --------
                                                                                                          (unaudited)
Cash flows from operating activities:
 Net earnings (loss).....................................................................          $ 1,362           $   (674)
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation.........................................................................            2,043              2,024
    Amortization.........................................................................              243                229
    Amortization of discount on notes....................................................               50                 33
    Extraordinary loss...................................................................                -              1,668
    Deferred income taxes................................................................           (1,326)                 -
    Post-retirement benefit obligation...................................................              (88)                44
 Change in operating assets and liabilities:
    Trade accounts receivable, net.......................................................           (1,240)               274
    Other current assets.................................................................              109               (398)
    Inventories..........................................................................           (2,008)             1,244
    Accounts payable.....................................................................            3,314               (375)
    Accrued liabilities..................................................................           (1,457)               (82)
                                                                                                   -------           --------
      Net cash provided by operating activities..........................................            1,002              3,987
                                                                                                   -------           --------

Cash flows from investing activities:
   Purchases of property, plant and equipment............................................             (704)            (2,300)
                                                                                                   -------           --------
     Net cash used in investing activities...............................................             (704)            (2,300)
                                                                                                   -------           --------

Cash flows from financing activities:
   Book overdraft........................................................................             (294)             1,538
   Payments on senior subordinated debt  .                                                               -            (65,000)
   Proceeds from borrowing of revolving credit...........................................            5,000              3,000
   Payments on borrowing of revolving credit.............................................           (5,000)           (36,000)
   Proceeds from borrowing on notes......................................................                -             98,000
   Debt issuance costs...................................................................                -             (3,223)
                                                                                                   -------           --------
Net cash used in financing activities....................................................             (294)            (1,685)
                                                                                                   -------           --------
Net increase in cash and cash equivalents................................................                4                  2
Cash and cash equivalents at beginning of period.........................................               17                 18
                                                                                                   -------           --------
Cash and cash equivalent at end of period................................................          $    21           $     20
                                                                                                   =======           ========

Supplemental disclosure of non-cash investing activities:
 Property and equipment financed in accounts payable.....................................          $   692           $    295
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

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (dollars in thousands)


1.   Basis of Presentation:

     The accompanying unaudited interim consolidated condensed financial statements of BGF Industries, Inc. ("BGF" or the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31,1999 on file with the Securities and Exchange Commission in our Annual Report on Form 10-K for the year ended December 31, 1999.


2.   Inventories:

     Inventories consist of the following:

                                                                        March 31,         December 31,
                                                                          2000               1999
                                                                         -------            -------
                                                                        (unaudited)
     Supplies.................................................           $ 1,697            $ 1,657
     Raw materials............................................             3,475              3,325
     Stock-in-process.........................................             6,139              6,120
     Finished goods...........................................            26,294             24,495
                                                                         -------            -------
                                                                         $37,605            $35,597
                                                                         =======            =======

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)
                            (dollars in thousands)



3. Other Noncurrent Assets:

   Other noncurrent assets consist of the following:

                                                                                  March 31,        December 31,
                                                                                      2000               1999
                                                                                   -------            -------
                                                                                (unaudited)
   Excess of acquisition cost over assigned value of net assets acquired...        $ 5,809            $ 5,809
   Debt issuance costs.....................................................          6,143              6,143
                                                                                   -------            -------
                                                                                    11,952             11,952
   Accumulated amortization................................................         (1,789)            (1,546)
                                                                                   -------            -------
                                                                                    10,163             10,406
   Other...................................................................            431                431
                                                                                   -------            -------
                                                                                   $10,594            $10,837
                                                                                   =======            =======

4. Accrued liabilities:

   Accrued liabilities consist of the following:

                                                                                   March 31,       December 31,
                                                                                      2000               1999
                                                                                   -------            -------
                                                                                 (unaudited)
   Income Taxes............................................................        $ 9,956            $ 8,154
   Payroll.................................................................            706                321
   Pension and 401(k)......................................................          2,131              2,980
   Interest................................................................          2,397              4,901
   Other...................................................................          1,561              1,852
                                                                                   -------            -------
                                                                                   $16,751            $18,208
                                                                                   =======            =======

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                            (dollars in thousands)


5.   Debt:

  Debt consists of the following:

                                                                                March 31,       December 31,
                                                                                    2000               1999
                                                                                --------           --------
                                                                              (unaudited)
  Senior Credit Facility
    Amortizing Term Loan.................................................       $ 24,200           $ 24,200
    Revolving Credit Facility............................................         10,000             10,000
  Senior subordinated notes, net of amortized discount...................         98,233             98,183
                                                                                --------           --------
                                                                                 132,433            132,383
  Less current portion...................................................            200                  -
                                                                                --------           --------
                                                                                $132,233           $132,383
                                                                                ========           ========

6.  Segment Information:

  BGF operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. BGF's principal market is the United States. Net sales information by geographic area is presented below, with sales based on the location of the customer. BGF does not have any long-lived assets outside the United States.

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              ----------------------
                                                                                2000            1999
                                                                              -------         -------
                                                                                    (unaudited)
  United States..........................................................     $42,891         $42,620
  Foreign................................................................       2,963           2,500
                                                                              -------         -------
                                                                              $45,854         $45,120
                                                                              =======         =======

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)
                            (dollars in thousands)



7.   Restructuring Plan:

   In April 1999, management approved a restructuring plan which resulted in the reduction of BGF's workforce by 67 hourly and salary employees across the company. Employees affected by the plan were notified in May of 1999 and were terminated during 1999. As a result of the restructuring, BGF incurred charges of $769, included as a component of operating income in the 1999 financial statements. The charges incurred are costs for salaried employee severance. During the first quarter of 2000, the Company paid out the remaining accrued costs of $217, eliminating the restructuring reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward looking statements as a result of certain factors set forth in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption "Cautionary Statement Regarding Forward Looking Statements." You are encouraged to read this statement carefully.

     You should read the following discussion and analysis in conjunction with the accompanying consolidated condensed financial statements and related notes of BGF Industries, Inc. and our wholly owned subsidiary, and with our audited consolidated financial statements and related notes as of the year ended December 31, 1999 set forth in our Annual Report on Form 10-K for the year ended December 31, 1999.

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

Results of Operations

     The following table summarizes our historical results of operations as a percentage of net sales for the three months ended March 31, 2000 and 1999:

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                   --------------------
                                                                                    2000           1999
                                                                                   -----          -----
                                                                                       (unaudited)
Net sales................................................................          100.0%         100.0%
Cost of goods sold.......................................................           82.8%          86.1%
                                                                                   -----          -----
   Gross Profit..........................................................           17.2%          13.9%
Selling, general and administrative expenses.............................            4.7%           4.3%
                                                                                   -----          -----
   Operating income......................................................           12.5%           9.6%
Other (income) expenses:
   Interest expense......................................................            8.0%           8.6%
   Other expenses, net...................................................           (0.3)%         (0.2)%
                                                                                   -----          -----
     Income before taxes and extraordinary loss..........................            4.8%           1.2%
Income tax expense.......................................................            1.8%           0.5%
                                                                                   -----          -----
     Income before extraordinary loss....................................            3.0%           0.7%
Extraordinary loss on write-off of debt issuance costs,
   net of income taxes of $639...........................................              -            2.3%
                                                                                   -----          -----
     Net income (loss)...................................................            3.0%          (1.6)%
                                                                                   =====          =====

     EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. EBITDA is calculated as follows (in thousands):

                                                Three Months Ended
                                                     March 31,
                                               ---------------------
                                                2000           1999
                                               ------         ------
                                                    (unaudited)
     Net Income (loss).......................  $1,362         $ (674)
     Depreciation and amortization...........   2,089          2,069
     Interest................................   3,665          3,890
     Taxes...................................     840            220

     Extraordinary Loss......................       -          1,029
                                               ------         ------
     EBITDA..................................  $7,956         $6,534
                                               ======         ======

     Reported EBITDA for the quarter ended March 31, 2000 increased $1.5 million, or 23.1%, to $8.0 million from $6.5 million for the quarter ended March 31, 1999.

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

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Net Sales. Net sales increased $0.8 million, or 1.8%, to $45.9 million in the three months ended March 31, 2000, from $45.1 million in the three months ended March 31, 1999, primarily due to an increase of $1.5 million, or 24.0%, in the sales of filtration fabrics. This increase was partially offset by a decrease of $1.2 million, or 9.1%, in sales in the composites market due to a slow demand for aerospace products.

     Gross Profit Margins. Gross profit margins increased from 13.9% in the three months ended March 31, 1999 to 17.2% in the three months ended March 31, 2000, due primarily to higher volumes resulting in more absorption of fixed costs as well as some price increases in the specialty markets.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 4.7% of net sales in the three months ended March 31, 2000 from 4.3% of net sales in the three months ended March 31, 1999. This was primarily due to an increase in consulting and professional fees and sales commissions. These increases were partially offset with decreases in profit sharing and executive bonus accruals.

     Operating Income. As a result of the aforementioned factors, operating income increased $1.3 million to $5.7 million, or 12.5% of net sales, in the three months ended March 31, 2000, from $4.4 million, or 9.6% of net sales, in the three months ended March 31, 1999.

     Interest Expense. Interest expense decreased $0.2 million to $3.7 million in the three months ended March 31, 2000 from $3.9 million in the three months ended March 31, 1999, due to payments on the senior credit facility, which was incurred on September 30, 1998, in order to loan our parent company, Glass Holdings, funds to enable AGY Holdings, a wholly owned subsidiary of Glass Holdings, to purchase a 51% ownership interest in Advanced Glassfiber Yarns.

     Income Tax Expense. The effective tax rate in the three months ended March 31, 2000 and 1999 of 38.1% and 38.3% respectively was higher than the federal statutory rate of 35.0% primarily due to state income taxes.

     Net Income. As a result of the aforementioned factors and the write-off of debt issuance costs of $1.0 million after tax in the three months ended March 31, 1999 associated with the repayment of outstanding indebtedness in connection with the issuance of senior subordinated notes, net income increased $2.1 million to $1.4 million in the three months ended March 31, 2000, from $(0.7) million in the three months ended March 31, 1999.


Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our credit facilities. Our future need for liquidity will arise primarily from interest payable on our 10 1/4% Series B Senior Subordinated Notes due 2009 and our senior credit facility, principal payments on the senior credit facility which began in December 1999 and the funding of our capital expenditures and working capital requirements. We have no mandatory payments of principal on our notes scheduled prior to their maturity.

     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2000 and was primarily the result of non-cash adjustment to net income for depreciation of $2.0 million, amortization of $0.3 million and deferred income taxes of $1.3 million, an increase in inventory of $2.0 million, an increase in accounts receivable of $1.2 million and an increase in accounts payable and accrued expenses of $1.9 million.

     Net Cash Used in Investing Activities. Net cash used in investing activities was $0.7 million for the three months ended March 31, 2000 and was the result of purchases of property, plant and equipment.

     Net Cash Used in Financing Activities. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2000 and was primarily the result of a decrease in the book overdraft.

     Indebtedness and Other Matters. At March 31, 2000, we had outstanding $132.4 million of long-term debt, consisting of $24.2 million under the term loan of our senior credit facility and $98.2 million under our notes (net of discount of $1.8 million). In addition, we had outstanding $10.0 million on the revolving credit facility.

     Capital Expenditures. We have historically financed our capital expenditures through cash flow from operations and borrowings under our credit facilities. Capital expenditures were $0.7 million for the three months ended March 31, 2000. We are anticipating total capital expenditures in 2000 to be approximately $11.0 million.

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


Recently Issued Accounting Standard

     During June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Deferral of the Effective Date of FAS 133", which changes the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We anticipate that, due to our limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on our results of operations or financial position.

Disclosure Regarding Forward-Looking Statements

     Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

     . our significant level of indebtedness and limitations on our ability to incur additional debt;
     . our dependence upon some of our suppliers to provide us with materials and services;
     . a downturn in the electronics industry and the movement of electronics industry production outside of North America;
     .    our concentrated customer base and the competitive nature of our markets;
     .    a disruption of production at one of our facilities;
     . an easing of import restrictions and duties with respect to glass fiber fabrics;
     . our ability to comply with environmental and safety and health laws and requirements;
     .    our ability to address technological advances in the markets we serve;
          and
     .    changes in economic conditions generally.

     This list of risks and uncertainties, however, is not intended to be exhaustive. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

          We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          The effects of potential changes in interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward-Looking Statements."

     Our senior credit facility is subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We hold no financial instruments for trading or speculative purposes.

     We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility. The senior credit facility bears interest based on LIBOR. Our risk management strategy is to use derivative financial instruments, such as swaps, to hedge interest rate exposures. Our objective is to limit the impact of interest rate changes on earnings and cash flows. We do not enter into derivatives for trading purposes.

     We entered into an interest rate swap agreement to manage our exposure to interest rate changes under the senior credit facility. The swap involves the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. At March 31, 2000, we had an interest rate swap agreement effective through September 30, 2004 on a notional amount of $24.2 million. Under this agreement, we have secured a fixed LIBOR rate of interest of 5.04% on the notional amount that is reduced in a manner consistent with the amortization of the principal on our term loan. This swap effectively changes our payment of interest on $24.2 million of variable rate debt for the contract period.

     The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2000, we would have received approximately $1.4 million to terminate the agreement. A 1% decrease in LIBOR would decrease the amount received by approximately $35,000. The fair value is based on dealer quotes, considering current interest rates.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          27   Financial Data Schedule

          (b)  Reports on Form 8-K

               On March 10, 2000, we filed a Current Report on Form 8-K reporting under Item 5 an amendment to our Credit Agreement.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BGF INDUSTRIES, INC.


                                   /s/ Philippe R. Dorier
                                   ----------------------


                                   Philippe R. Dorier
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date:  May 11, 2000

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         ----------------------
27                  Financial Data Schedule