Form 10-Q
period 2000-06-30
BGF INDUSTRIES INC
filed 2000-08-08
CIK 1078394

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000



                       Commission file number:  333-72321

                              BGF Industries, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                             2221                   56-1600845
  (State or other jurisdiction      (Primary Standard Industrial      (I.R.S. Employer
of incorporation or organization)    Classification Code Number)   Identification Number)

              3802 Robert Porcher Way, Greensboro, North Carolina
              (Address of registrant's principal executive office)

                                     27410
                                   (Zip Code)

              Registrant's telephone number, including area code:
                                 (336) 545-0011

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.         Yes   X    No
                                                      -----     -----
     As of August 7, 2000, there were 1,000 shares of common stock, $1.00 par value, outstanding.

                              BGF INDUSTRIES, INC.
            QUARTERLY REPORT FOR THE SIX MONTHS ENDED JUNE 30, 2000

                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION


Item  1. Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 (unaudited)       1
         and December 31, 1999

         Consolidated Statements of Operations
           For the three months ended June 30, 2000 and 1999 (unaudited)   2
           For the six months ended June 30, 2000 and 1999 (unaudited)     2

         Consolidated Statements of Cash Flows
           For the three months ended June 30, 2000 and 1999 (unaudited)   3
           For the six months ended June 30, 2000 and 1999 (unaudited)     3

         Notes to the Consolidated Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8
           Overview                                                        8
           Results of Operations                                           9
           Liquidity and Capital Resources                                11
           Recently Issued Accounting Standard                            12
           Disclosure Regarding Forward Looking Statements                12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13

PART II. OTHER INFORMATION                                                15

Item 6.  Exhibits and Reports on Form 8-K                                 15

                        PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                 June 30,        December 31,
                                                   2000             1999
                                                   ----             ----
                                                (unaudited)

                  ASSETS
Current assets:
  Cash and cash equivalents                     $      17         $      17
  Trade accounts receivable, net                   22,794            20,366
  Inventories                                      36,058            35,597
  Other current assets                             11,592            10,671
                                                ---------         ---------
      Total current assets                         70,461            66,651
Net property, plant and equipment                  54,236            56,566
Other noncurrent assets, net                       10,352            10,837
                                                ---------         ---------
  Total assets                                  $ 135,049         $ 134,054
                                                =========         =========

     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Book overdraft                                $   4,405         $   1,264
  Accounts payable                                  8,826             6,670
  Accrued liabilities                              21,840            18,208
  Current portion of long-term debt                 1,188                 -
                                                ---------         ---------
      Total current liabilities                    36,259            26,142
Long-term debt, net of discount of $1,717 and
  $1,817, respectively                            121,295           132,383
Deferred income taxes                               7,503             8,407
Post-retirement benefit obligation                  1,516             1,559
                                                ---------         ---------
  Total liabilities                               166,573           168,491
                                                ---------         ---------

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, $1.00 par value. Authorized
    3,000 shares; issued and outstanding
    1,000 shares                                        1                 1
  Capital in excess of par value                   34,999            34,999
  Retained earnings                                70,266            67,353
  Loan to parent                                 (136,790)         (136,790)
                                                ---------         ---------
      Total stockholder's equity (deficit)        (31,524)          (34,437)
                                                ---------         ---------
      Total liabilities and stockholder's
        equity (deficit)                        $ 135,049         $ 134,054
                                                =========         =========

       The accompanying notes are an integral part of the consolidated financial statements.

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands)



                                                      For the Three Months                For the Six Months
                                                         Ended June 30,                     Ended June 30,
                                                ------------------------------      ----------------------------
                                                        2000            1999               2000           1999
                                                ------------------------------      ----------------------------
                                                          (unaudited)                        (unaudited)
Net sales                                              $47,289         $44,209            $93,143        $89,329
Cost of goods sold                                      39,368          37,231             77,332         76,063
                                                       -------         -------            -------        -------
     Gross profit                                        7,921           6,978             15,811         13,266
Selling, general and administrative expenses             2,164           1,577              4,309          3,508
Restructuring charge                                         -             769                  -            769
                                                       -------         -------            -------        -------
  Operating income                                       5,757           4,632             11,502          8,989
                                                       -------         -------            -------        -------
Interest expense                                         3,341           3,939              7,006          7,829
Other income, net                                         (106)           (245)              (228)          (353)
                                                       -------         -------            -------        -------
  Income before income taxes and
  extraordinary loss                                     2,522             938              4,724          1,513
Income tax expense                                         971             365              1,811            585
                                                       -------         -------            -------        -------
     Income before extraordinary loss                    1,551             573              2,913            928
Extraordinary loss on write-off of debt issuance
  costs, net of income taxes of $639                         -               -                  -         (1,029)
                                                       -------         -------            -------        -------
     Net income (loss)                                 $ 1,551         $   573            $ 2,913        $  (101)
                                                       =======         =======            =======        =======


        The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                             For the Six
                                                                Months
                                                            Ended June 30,
                                                          -------------------
                                                            2000      1999
                                                          -------------------
                                                              (unaudited)
Cash flows from operating activities:
 Net earnings (loss)                                      $  2,913   $   (101)
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                             4,183      4,001
    Amortization                                               485        475
    Amortization of discount on notes                          100         83
    Extraordinary loss                                           -      1,668
    Deferred income taxes                                   (2,563)         -
    Post-retirement benefit obligation                         (43)        86
    (Gain) loss on disposal of equipment                       (13)        50
 Change in assets and liabilities:
    Trade accounts receivable, net                          (2,428)        54
    Other current assets                                       738        761
    Inventories                                               (461)     2,823
    Accounts payable                                         2,343      1,708
    Accrued liabilities                                      3,632      3,269
                                                          --------   --------
      Net cash provided by operating activities              8,886     14,877
                                                          --------   --------

Cash flows from investing activities:
   Purchases of property, plant and equipment               (2,063)    (4,138)
   Proceeds from sale of equipment                              36          -
                                                          --------   --------
      Net cash used in investing activities                 (2,027)    (4,138)
                                                          --------   --------

Cash flows from financing activities:
   Book overdraft                                            3,141      3,619
   Payments on term loans                                        -     (8,000)
   Proceeds from revolving credit facility                  14,000      5,000
   Payments on revolving credit facility                   (24,000)   (41,000)
   Payments on bridge facility                                   -    (65,000)
   Proceeds from Senior subordinated notes                       -     98,000
   Debt issuance costs                                           -     (3,357)
                                                          --------   --------
      Net cash used in financing activities                 (6,859)   (10,738)
                                                          --------   --------
Net increase in cash and cash equivalents                        -          1
Cash and cash equivalents at beginning of period                17         18
                                                          --------   --------
Cash and cash equivalents at end of period                $     17   $     19
                                                          ========   ========

Supplemental disclosure of non-cash investing activities:
 Property and equipment financed in accounts payable      $    538   $    905
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

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)


1.   Basis of Presentation

     We have prepared the accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. We believe that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31, 1999 on file with the Securities and Exchange Commission in our Annual Report on Form 10-K for the year ended December 31, 1999.


2.   Inventories

     Inventories consist of the following:

                                         June 30,         December 31,
                                           2000               1999
                                       -----------        ------------
                                       (unaudited)

     Supplies                            $ 1,564            $ 1,657
     Raw materials                         3,668              3,325
     Stock-in-process                      5,464              6,120
     Finished goods                       25,362             24,495
                                         -------            -------
                                         $36,058            $35,597
                                         =======            =======

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                            (dollars in thousands)




3.   Other Noncurrent Assets

     Other noncurrent assets consist of the following:

                                              June 30,       December 31,
                                                2000             1999
                                            -----------      ------------
                                            (unaudited)

     Excess of acquisition cost over
       assigned value of net assets
       acquired                               $ 5,809          $ 5,809
     Debt issuance costs                        6,143            6,143
                                              -------          -------
                                               11,952           11,952
     Accumulated amortization                  (2,031)          (1,546)
                                              -------          -------
                                                9,921           10,406
     Other                                        431              431
                                              -------          -------
                                              $10,352          $10,837
                                              =======          =======


4.   Accrued liabilities

     Accrued liabilities consist of the following:

                                              June 30,       December 31,
                                                2000             1999
                                            -----------      ------------
                                            (unaudited)
     Income Taxes                             $11,776          $ 8,154
     Payroll                                      791              321
     Pension and 401(k)                         2,579            2,980
     Interest                                   4,683            4,901
     Other                                      2,011            1,852
                                              -------          -------
                                              $21,840          $18,208
                                              =======          =======

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            (dollars in thousands)


5.   Debt

     Debt consists of the following:

                                                    June 30,       December 31,
                                                      2000             1999
                                                  -----------      ------------
                                                  (unaudited)
     Senior Credit Facility
       Amortizing Term Loan                         $ 24,200         $ 24,200
       Revolving Credit Facility                           -           10,000
     Senior subordinated notes, net of amortized
       discount                                       98,283           98,183
                                                    --------         --------
                                                     122,483          132,383
     Less current portion                              1,188                -
                                                    --------         --------
     Long-term debt                                 $121,295         $132,383
                                                    ========         ========


6.   Segment Information

     We operate in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. Our market is the United States. Net sales information by geographic area is presented below, with sales based on the location of the customer. We do not have any long-lived assets outside the United States.


                                                    For the Three Months                     For the Six Months
                                                     Ended June 30, 2000                     Ended June 30, 2000
                                              ----------------------------------      --------------------------------
                                                   2000              1999                  2000             1999
                                              ----------------------------------      --------------------------------
                                                         (unaudited)                             (unaudited)
   United States                                 $43,386            $42,089               $86,385          $84,709
   Foreign                                         3,903              2,120                 6,758            4,620
                                                 -------            -------               -------          -------
                                                 $47,289            $44,209               $93,143          $89,329
                                                 =======            =======               =======          =======

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                            (dollars in thousands)



7.   Restructuring Plan

     In April 1999, management approved a restructuring plan which resulted in the reduction of our workforce by 67 hourly and salary employees across the company. Employees affected by the plan were notified in May of 1999 and were terminated during 1999. As a result of the restructuring, we incurred charges of $769, included as a component of operating income in the 1999 financial statements. The charges incurred are costs for salaried employee severance. During the first quarter of 2000, we paid out the remaining accrued costs of $217, eliminating the restructuring reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward looking statements as a result of certain factors set forth in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption "Disclosure Regarding Forward Looking Statements." You are encouraged to read this statement carefully.

     You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with our audited consolidated financial statements and related notes as of the year ended December 31, 1999 set forth in our Annual Report on Form 10-K for the year ended December 31, 1999.

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

Results of Operations

     The following table summarizes our historical results of operations as a percentage of net sales:

                                                            For the Three Months                    For the Six Months
                                                               Ended June 30,                         Ended June 30,
                                                        --------------------------               -------------------------
                                                          2000              1999                  2000             1999
                                                        --------------------------               -------------------------
                                                               (unaudited)                             (unaudited)
Net sales                                                100.0 %           100.0 %               100.0 %           100.0 %
Cost of goods sold                                        83.2 %            84.2 %                83.0 %            85.1 %
                                                         -----             -----                 -----             -----
 Gross Profit                                             16.8 %            15.8 %                17.0 %            14.9 %
Selling, general and administrative expenses               4.6 %             3.6 %                 4.6 %             3.9 %
Restructuring charge                                       0.0 %             1.7 %                 0.0 %             0.9 %
                                                         -----             -----                 -----             -----
 Operating income                                         12.2 %            10.5 %                12.4 %            10.1 %
 Interest expense                                          7.1 %             8.9 %                 7.5 %             8.8 %
 Other income, net                                        (0.2)%            (0.5)%                (0.2)%            (0.4)%
                                                         -----             -----                 -----             -----
   Income before income taxes and extraordinary loss       5.3 %             2.1 %                 5.1 %             1.7 %
Income tax expense                                         2.0 %             0.8 %                 1.9 %             0.7 %
                                                         -----             -----                 -----             -----
   Income before extraordinary loss                        3.3 %             1.3 %                 3.2 %             1.0 %
Extraordinary loss on write-off of debt issuance
 costs, net of income taxes of $639                        0.0 %             0.0 %                 0.0 %            (1.1)%
                                                         -----             -----                 -----             -----

   Net income (loss)                                       3.3 %             1.3 %                 3.2 %            (0.1)%
                                                         =====             =====                 =====             =====



     EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. EBITDA is calculated as follows (in thousands):

                                                                    For the Three Months    For the Six Months
                                                                       Ended June 30,         Ended June 30,
                                                                  --------------------------------------------
                                                                         2000       1999        2000      1999
                                                                  --------------------------------------------
                                                                          (unaudited)            (unaudited)
     Net Income (loss)                                                 $1,551     $  573     $ 2,913   $  (101)
     Depreciation and amortization                                      2,185      2,023       4,274     4,091
     Interest                                                           3,341      3,939       7,006     7,829
     Taxes                                                                971        365       1,811       585
     Extraordinary Loss                                                     -          -           -     1,029
                                                                       ------     ------     -------   -------
     EBITDA                                                            $8,048     $6,900     $16,004   $13,433
                                                                       ======     ======     =======   =======


     EBITDA for the quarter ended June 30, 2000 increased $1.1 million, or 15.9%, to $8.0 million from $6.9 million for the quarter ended June 30, 1999, and for the six months ended June 30, 2000 increased by $2.6 million, or 19.4%, to $16.0 million from $13.4 million for the six months ended June 30, 1999.

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Net Sales. Net sales increased $3.1 million, or 7.0%, to $47.3 million in the three months ended June 30, 2000, from $44.2 million in the three months ended June 30, 1999, primarily due to an increase of $3.9 million, or 18.8% in sales of electronic fabrics used in multi-layer and rigid printed circuit boards. This increase was partially offset by a decrease of $0.9 million, or 15.0%, in sales of filtration fabrics.

     Gross Profit Margins. Gross profit margins increased from 15.8% in the three months ended June 30, 1999 to 16.8% in the three months ended June 30, 2000, due primarily to higher volumes resulting in more absorption of fixed costs as well as some price increases in the specialty markets.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 4.6% of net sales in the three months ended June 30, 2000 from 3.6% of net sales in the three months ended June 30, 1999. This was primarily due to an increase in non-recurring consulting and professional fees, sales commissions and executive bonus accruals.

     Restructuring. BGF incurred charges of $769,000 in the second quarter ended June 30, 1999 due to a restructuring plan announced on May 3, 1999 that resulted in the elimination of 67 jobs (20 salaried and 47 wage) across the company.

     Operating Income. As a result of the aforementioned factors, operating income increased $1.2 million to $5.8 million, or 12.2% of net sales, in the three months ended June 30, 2000, from $4.6 million, or 10.5% of net sales, in the three months ended June 30, 1999.

     Interest Expense. Interest expense decreased $0.6 million to $3.3 million in the three months ended June 30, 2000 from $3.9 million in the three months ended June 30, 1999, due to payments on the senior credit facility.

     Income Tax Expense. The effective tax rate in the three months ended June 30, 2000 and 1999 of 38.5% and 38.9% respectively was higher than the federal statutory rate of 35.0% primarily due to state income taxes.

     Net Income. As a result of the aforementioned factors, net income increased $1.0 million to $1.6 million in the three months ended June 30, 2000, from $0.6 million in the three months ended June 30, 1999.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Net Sales. Net sales increased $3.8 million, or 4.3%, to $93.1 million in the six months ended June 30, 2000, from $89.3 million in the six months ended June 30, 1999, primarily due to an increase of $4.3 million, or 10.3%, in the sales of electronic fabrics used in multi-layer and rigid printed circuit boards and a decrease of $0.5 million, or 2.3%, in the sales of composites.

     Gross Profit Margins. Gross profit margins increased from 14.9% in the six months ended June 30, 1999 to 17.0% in the six months ended June 30, 2000, due primarily to higher volumes resulting in more absorption of fixed costs as well as price increases in the specialty markets.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 4.6% from 3.9% of net sales in the six months ended June 30, 2000 and 1999, respectively. This was primarily due to an increase in non-recurring consulting and professional fees and sales commissions.

     Restructuring. BGF incurred charges of $769,000 in the second quarter ended June 30, 1999 due to a restructuring plan announced on May 3, 1999 that resulted in the elimination of 67 jobs (20 salaried and 47 wage) across the company.

     Operating Income. As a result of the aforementioned factors, operating income increased $2.5 million to $11.5 million, or 12.4% of net sales, in the six months ended June 30, 2000, from $9.0 million, or 10.1% of net sales, in the six months ended June 30, 1999.

     Interest Expense. Interest expense decreased $0.8 million to $7.0 million in the six months ended June 30, 2000, from $7.8 million in the six months ended June 30, 1999, due to the payments on the senior credit facility.

     Income Tax Expense. The effective tax rate in the six months ended June 30, 2000 and 1999 of 38.3% and 38.7%, respectively, was higher than the federal statutory rate of 35.0% primarily due to state income taxes.

     Net Income. As a result of the aforementioned factors and the write-off of debt issuance costs of $1.0 million after tax associated with the repayment of outstanding indebtedness in connection with the issuance of senior subordinated notes in 1999, net income increased $3.0 million to $2.9 million in the six months ended June 30, 2000, from $(0.1) million in the six months ended June
30, 1999.


Liquidity and Capital Resources

     Historically, our primary sources of liquidity were cash flows from operations and borrowings under our credit facilities. Our future need for liquidity will arise primarily from interest payable on our 10 1/4% Series B Senior Subordinated Notes due 2009 and our senior credit facility, principal payments on the senior credit facility, which began in December 1999, and the funding of our capital expenditures and working capital requirements. We have no mandatory payments of principal on our notes scheduled prior to their maturity.

     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $8.9 million for the six months ended June 30, 2000 and was primarily the result of non-cash adjustments to net income for depreciation of $4.2 million, deferred income taxes of ($2.6) million, an increase in accounts receivable of $2.4 million and an increase in accounts payable and accrued expenses of $6.0 million.

     Net Cash Used in Investing Activities. Net cash used in investing activities was $2.0 million for the six months ended June 30, 2000 and was primarily the result of purchases of property, plant and equipment.

     Net Cash Used in Financing Activities. Net cash used in financing activities was $6.9 million for the six months ended June 30, 2000 and was primarily the result of an increase in the book overdraft of $3.1 million and net payments on the revolving credit facility of $10.0 million.

     Capital Expenditures. We have historically financed our capital expenditures through cash flow from operations and borrowings under our credit facilities. Capital expenditures were $2.1 million for the six months ended June 30, 2000. We are anticipating total capital expenditures in 2000 to be approximately $11.0 million.

     Indebtedness and Other Matters. At June 30, 2000, we had outstanding $122.5 million of long-term debt, consisting of $24.2 million under the term loan of our senior credit facility and $98.3 million under our notes (net of discount of $1.7 million).

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

     This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 1999. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

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

     We entered into an interest rate swap agreement to manage our exposure to interest rate changes under the senior credit facility. The swap involves the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. At June 30, 2000, we had an interest rate swap agreement effective through September 30, 2004 on a notional amount of $24.2 million. Under this agreement, we have secured a fixed LIBOR rate of interest of 5.04% on the notional amount that is reduced in a manner consistent with the amortization of the principal on our term loan. This swap effectively changes our payment of interest on $24.2 million of variable rate debt to a fixed rate for the contract period.

     The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 2000, we would have received approximately $1.3 million to terminate the agreement. A 1% decrease in LIBOR would decrease the amount received by approximately $36,000. The fair value is based on dealer quotes, considering current interest rates.

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


                                   BGF INDUSTRIES, INC.


                                   /s/ Philippe R. Dorier
                                   ----------------------
                                   Philippe R. Dorier
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date:  August 7, 2000

                                 EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION
-----------   -----------------------
27            Financial Data Schedule