Form 10-Q
period 2000-09-30
BGF INDUSTRIES INC
filed 2000-11-14
CIK 1078394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000



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

                           ---------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                              -------    -------

         As of November 10, 2000 there were 1,000 shares of common stock, $1.00 par value, outstanding.

                              BGF INDUSTRIES, INC.
          QUARTERLY REPORT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                              Page No.
                                                                                              --------
PART I.        FINANCIAL INFORMATION


Item  1.       Consolidated Financial Statements                                                  1

               Consolidated Balance Sheets as of September 30, 2000 (unaudited)
               and December 31, 1999                                                              1

               Consolidated Statements of Operations
                    For the three months ended September 30, 2000 and 1999 (unaudited)            2
                    For the nine months ended September 30, 2000 and 1999 (unaudited)             2

               Consolidated Statements of Cash Flows
                    For the nine months ended September 30, 2000 and 1999 (unaudited)             3

               Notes to the Consolidated Financial Statements                                     4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations
                      Overview                                                                    8
                      Results of Operations                                                       9
                      Liquidity and Capital Resources                                            11
                      Recent Developments                                                        12
                      Recently Issued Accounting Standard                                        12
                      Disclosure Regarding ForwardLooking Statements                             13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                        14

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                                  15

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                             September 30,     December 31,
                                                                                 2000              1999
                                                                              ----------        ----------
                                                                               (unaudited)

                                  ASSETS
Current assets:
     Cash and cash equivalents                                              $        202     $          17
     Trade accounts receivable, net                                               28,937            20,366
     Inventories                                                                  34,466            35,597
     Other current assets                                                         12,610            10,671
                                                                              ----------        ----------
           Total current assets                                                   76,215            66,651
Net property, plant and equipment                                                 53,999            56,566
Other noncurrent assets, net                                                      10,109            10,837
                                                                              ----------        ----------
     Total assets                                                              $ 140,323        $  134,054
                                                                               =========        ==========

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Book overdraft                                                            $   5,390      $      1,264
     Accounts payable                                                             10,040             6,670
     Accrued liabilities                                                          22,511            18,208
     Current portion of long-term debt                                             2,176                 -
                                                                              ----------        ----------
           Total current liabilities                                              40,117            26,142
Long-term debt, net of discount of $1,667 and $1,817, respectively               120,357           132,383
Deferred income taxes                                                              7,407             8,407
Post-retirement benefit obligation                                                 1,565             1,559
                                                                              ----------        ----------
     Total liabilities                                                           169,446           168,491
                                                                              ----------        ----------

Commitments and contingencies

Stockholder's equity (deficit):
     Common stock, $1.00 par value. Authorized 3,000 shares; issued
       and outstanding 1,000 shares                                                    1                 1
     Capital in excess of par value                                               34,999            34,999
     Retained earnings                                                            72,667            67,353
     Loan to parent                                                             (136,790)         (136,790)
                                                                              ----------        ----------
          Total stockholder's equity (deficit)                                  (29,123)          (34,437)
                                                                              ----------        ----------
           Total liabilities and stockholder's equity (deficit)               $  140,323        $  134,054
                                                                              ==========        ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                      For the Three Months           For the Nine Months
                                                       Ended September 30,           Ended September 30,
                                                    --------------------------     -------------------------
                                                        2000         1999             2000           1999
                                                    ------------- ------------     ----------- -------------
                                                           (unaudited)                   (unaudited)
Net sales                                              $50,381       $43,959         $143,524     $133,288
Cost of goods sold                                      40,929        36,621          118,261      112,684
                                                     ---------     ---------          -------      -------
         Gross profit                                    9,452         7,338           25,263       20,604
Selling, general and administrative expenses             2,027         1,959            6,336        5,467
Restructuring charge                                         -             -                -          769
                                                     ---------     ---------          -------      -------
     Operating income                                    7,425         5,379           18,927       14,368
Interest expense                                         3,670         3,614           10,676       11,443
Other income, net                                         (150)         (141)            (378)        (494)
                                                     ---------     ---------          -------      -------
     Income before income taxes and
     extraordinary loss                                  3,905         1,906            8,629        3,419
Income tax expense                                       1,504           745            3,315        1,330
                                                     ---------     ---------          -------      -------
         Income before extraordinary loss                2,401         1,161            5,314        2,089
Extraordinary loss on write-off of debt issuance
     costs, net of income taxes of $639                      -             -                -       (1,029)
                                                     ---------     ---------          -------      -------
         Net income                                  $   2,401     $   1,161          $ 5,314      $ 1,060
                                                     =========     =========          =======      =======



   The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                       --------------------------------
                                                                                            2000            1999
                                                                                       -------------- -----------------
                                                                                                  (unaudited)
  Cash flows from operating activities:
    Net earnings                                                                          $  5,314       $  1,060
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                                                         6,242          6,004
        Amortization                                                                           727            724
        Amortization of discount on notes                                                      150            133
        Extraordinary loss                                                                       -          1,668
        Deferred income taxes                                                               (3,761)             -
        Post-retirement benefit obligation                                                       6            128
        (Gain) loss on disposal of equipment                                                   (13)             1
    Change in assets and liabilities:
        Trade accounts receivable, net                                                      (8,571)          (867)
        Other current assets                                                                   822            923
        Inventories                                                                          1,131          4,251
        Other assets                                                                             -            (86)
        Accounts payable                                                                     3,664          2,270
        Accrued liabilities                                                                  4,303          1,991
                                                                                          --------     ----------
           Net cash provided by operating activities                                        10,014         18,200
                                                                                          --------     ----------

  Cash flows from investing activities:
         Purchases of property, plant and equipment                                         (3,991)        (5,446)
         Proceeds from sale of equipment                                                        36             50
                                                                                          --------     ----------
              Net cash used in investing activities                                         (3,955)        (5,396)
                                                                                          --------     ----------

  Cash flows from financing activities:
         Book overdraft                                                                      4,126          2,798
         Payments on term loans                                                                  -        (10,000)
         Proceeds from revolving credit facility                                            23,000         16,000
         Payments on revolving credit facility                                             (33,000)       (51,000)
         Payments on bridge facility                                                             -        (65,000)
         Proceeds from senior subordinated notes                                                 -         98,000
         Debt issuance costs                                                                     -         (3,478)
                                                                                          --------     ----------
             Net cash used in financing activities                                          (5,874)       (12,680)
                                                                                          --------     ----------

  Net increase in cash and cash equivalents                                                    185            124
  Cash and cash equivalents at beginning of period                                              17             18
                                                                                          --------     ----------
  Cash and cash equivalents at end of period                                              $    202      $     142
                                                                                          ========      =========

  Supplemental disclosure of non-cash investing activities:
      Property and equipment financed in accounts payable                                 $    429     $    1,041
                                                                                          ========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


1.   Basis of Presentation

      We have prepared the accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. We believe that the disclosures are adequate to make the information presented not misleading.

      These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31, 1999 on file with the Securities and Exchange Commission in our Annual Report on Form 10-K for the year ended December 31, 1999.


2.   Inventories

     Inventories consist of the following:

                                                                  September 30,    December 31,
                                                                       2000             1999
                                                                  ------------     ------------
                                                                   (unaudited)
     Supplies                                                        $  1,668        $   1,657
     Raw materials                                                      4,046            3,325
     Stock-in-process                                                   5,537            6,120
     Finished goods                                                    23,215           24,495
                                                                     --------        ---------
                                                                      $34,466         $ 35,597
                                                                     ========        =========


                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)



3.       Other Noncurrent Assets

     Other noncurrent assets consist of the following:

                                                                              September 30,    December 31,
                                                                                   2000             1999
                                                                              ------------    --------------
                                                                               (unaudited)
     Excess of acquisition cost over assigned value of net assets acquired        $  5,809        $  5,809
     Debt issuance costs                                                             6,143           6,143
                                                                                  --------        --------
                                                                                    11,952          11,952
     Accumulated amortization                                                       (2,274)         (1,546)
                                                                                  --------        --------
                                                                                     9,678          10,406
     Other                                                                             431             431
                                                                                  --------        --------
                                                                                   $10,109         $10,837
                                                                                  ========        ========


4.       Accrued Liabilities

     Accrued liabilities consist of the following:

                                                                               September 30,   December 31,
                                                                                   2000             1999
                                                                               ------------    ------------
                                                                                (unaudited)
     Income Taxes                                                              $  14,341          $   8,154
     Payroll                                                                         788                321
     Pension and 401(k)                                                            3,167              2,980
     Interest                                                                      2,184              4,901
     Other                                                                         2,031              1,852
                                                                                --------          ---------
                                                                                 $22,511            $18,208
                                                                                ========          =========

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (dollars in thousands)


5.   Debt

     Debt consists of the following:

                                                                             September 30,   December 31,
                                                                                 2000            1999
                                                                             ------------    ------------
                                                                             (unaudited)
     Senior Credit Facility:
        Amortizing Term Loan                                                    $24,200        $  24,200
        Revolving Credit Facility                                                     -           10,000
     Senior Subordinated Notes, net of amortized discount                        98,333           98,183
                                                                              ---------       ----------
                                                                                122,533          132,383
     Less current portion                                                         2,176                -
                                                                              ---------       ----------
     Long-term debt                                                            $120,357         $132,383
                                                                              =========       ==========


6.  Segment Information

     We operate in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. Our principal market is the United States. Net sales information by geographic area is presented below, with sales based on the location of the customer. We do not have any long-lived assets outside the United States.

                                             For the Three Months Ended             For the Nine Months
                                                    September 30,                    Ended September 30,
                                            ------------------------------    ---------------------------------
                                                 2000           1999                2000             1999
                                            ------------------------------    ---------------------------------
                                                     (unaudited)                        (unaudited)
     United States                             $45,889        $41,564             $132,053        $126,273
     Foreign                                     4,492          2,395               11,471           7,015
                                               -------        -------             --------        --------
                                               $50,381        $43,959             $143,524        $133,288
                                               =======        =======             ========        ========

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)



7.   Restructuring Plan

     In April 1999, management approved a restructuring plan which resulted in the reduction of our workforce by 67 hourly and salary employees across the company. Employees affected by the plan were notified in May of 1999 and were terminated during 1999. As a result of the restructuring, the Company incurred charges of $769, included as a component of operating income in the 1999 financial statements. The charges incurred were costs for salaried employee severance. During the first quarter of 2000, the Company paid out the remaining accrued costs of $217, eliminating the restructuring reserve.


8.   Commitments and Contingencies

     From time to time, BGF is involved in various legal proceedings and environmental matters arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on BGF's financial position or results or operations.

9.   Subsequent Events

     On October 5, 2000, Owens Corning, which owns a 49% economic interest in Advanced Glassfiber Yarns LLC (a major supplier of glass yarns to BGF), and certain of Owens Corning's United States subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the United States Bankruptcy Code. According to filings made by Owens Corning with the SEC, the Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" in accordance with the applicable provisions of the United States Bankruptcy Code. Although no assurances can be provided, the Company does not believe that Owens Corning's bankruptcy will have a material adverse effect on BGF's business, financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption "Disclosure Regarding Forward-Looking Statements." You are encouraged to read this statement carefully.

         You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with our audited consolidated financial statements and related notes as of and for the year ended December 31, 1999 set forth in our Annual Report on Form 10-K for the year ended December 31, 1999.

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

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

                                                     For the Three Months Ended      For the Nine Months
                                                            September 30,            Ended September 30,
                                                     --------------------------     ----------------------
                                                          2000         1999          2000           1999
                                                         -------------------        ----------------------
                                                             (unaudited)                 (unaudited)
Net sales                                                100.0 %      100.0 %       100.0 %        100.0 %
Cost of goods sold                                        81.2 %       83.3 %        82.4 %         84.5 %
                                                         -------      -------       -------        -------
  Gross profit                                            18.8 %       16.7 %        17.6 %         15.5 %
Selling, general and administrative expenses               4.0 %        4.5 %         4.4 %          4.1 %
Restructuring charge                                       0.0 %        0.0 %         0.0 %          0.6 %
                                                         -------      -------       -------        -------
  Operating income                                        14.8 %       12.2 %        13.2 %         10.8 %
Interest expense                                           7.3 %        8.2 %         7.4 %          8.6 %
Other income, net                                         (0.3)%       (0.3)%        (0.3)%         (0.4)%
                                                         -------      -------       -------        -------
      Income before income taxes and
      extraordinary loss                                   7.8 %        4.3 %         6.1 %          2.6 %
Income tax expense                                         3.0 %        1.7 %         2.3 %          1.0 %
                                                         -------      -------       -------        -------
      Income before extraordinary loss                     4.8 %        2.6 %         3.8 %          1.6 %
Extraordinary  loss on write-off  of debt  issuance
  costs, net of income taxes of $639                       0.0 %        0.0 %          0.0%         (0.8)%
                                                         -------      -------       -------        -------
      Net income                                           4.8 %        2.6 %         3.8 %          0.8 %
                                                         =======      =======       =======        =======

         EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. EBITDA is calculated as follows (in thousands):

                                      For the Three Months           For the Nine Months
                                      Ended September 30,            Ended September 30,
                                  ------------------------------ ---------------------------
                                      2000         1999              2000             1999
                                  ------------------------------ ---------------------------
                                           (unaudited)                     (unaudited)
Net income                          $  2,401     $  1,161          $  5,314       $    1,060
Depreciation and amortization          2,104        2,049             6,378            6,140
Interest                               3,670        3,614            10,676           11,443
Taxes                                  1,504          745             3,315            1,330
Extraordinary loss                         -            -                 -            1,029
                                  -----------  -----------       -----------        --------
EBITDA                               $ 9,679      $ 7,569           $25,683          $21,002
                                  ==========   ==========        ==========         ========

         EBITDA for the quarter ended September 30, 2000 increased $2.1 million, or 27.6 % to $9.7 million from $7.6 million for the quarter ended September 30, 1999, and for the nine months ended September 30, 2000 increased by $4.7 million, or 22.4%, to $25.7 million from $21.0 million for the nine months ended September 30, 1999.

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

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Net Sales. Net sales increased $6.4 million, or 14.5%, to $50.4 million in the three months ended September 30, 2000, from $44.0 million in the three months ended September 30, 1999, primarily due to an increase of $4.8 million, or 22.6%, in sales of electronic fabrics used in multi-layer and rigid printed circuit boards and an increase of $2.2 million, or 22.1%, in the sales of composites due to an increase in demand for aerospace products.

         Gross Profit Margins. Gross profit margins increased to 18.8% in the three months ended September 30, 2000, from 16.7% in the three months ended September 30, 1999 due primarily to higher volumes resulting in more absorption of fixed costs as well as some price increases in the specialty markets.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 4.0% of net sales in the three months ended September 30, 2000 from 4.5% of net sales in the three months ended September 30, 1999. This was primarily due to higher sales dollars for the three month period combined with a decrease in non-recurring consulting and professional fees.

         Operating Income. As a result of the aforementioned factors, operating income increased $2.0 million to $7.4 million, or 14.7% of net sales, in the three months ended September 30, 2000, from $5.4 million, or 12.2% of net sales, in the three months ended September 30, 1999.

         Interest Expense. Interest expense remained relatively flat in the three months ended September 30, 2000 compared to the three months ended September 30, 1999. In the three months ended September 30, 1999, we terminated the portion of the interest rate swap agreement related to the principal pay down of the term loan and the resulting gain offset interest expense. In addition, interest rates on borrowings of the revolving credit facility increased during the three month period ended September 30, 2000.

         Income Tax Expense. The effective tax rate in the three months ended September 30, 2000 and 1999 of 38.5% and 39.1% respectively was higher than the federal statutory rate of 35.0% primarily due to state income taxes.

         Net Income. As a result of the aforementioned factors, net income increased $1.2 million to $2.4 million in the three months ended September 30, 2000, from $1.2 million in the three months ended September 30, 1999.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Net Sales. Net sales increased $10.2 million, or 7.7%, to $143.5 million in the nine months ended September 30, 2000, from $133.3 million in the nine months ended September 30, 1999, primarily due to an increase of $9.1 million, or 14.5%, in the sales of electronic fabrics used in multi-layer and rigid printed circuit boards and an increase of $1.8 million, or 5.4%, in the sales of composites, due to an increase in demand for aerospace products.

         Gross Profit Margins. Gross profit margins increased from 15.5% in the nine months ended September 30, 1999 to 17.6% in the nine months ended September 30, 2000, due primarily to higher volumes resulting in more absorption of fixed costs as well as price increases in the specialty and electronics markets in August 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 4.4% from 4.1% of net sales in the nine months ended September 30, 2000 and 1999, respectively. This was primarily due to an increase in sales commissions and non-recurring consulting and professional fees.

         Restructuring Charge. BGF incurred charges of $0.8 million in the nine months ended September 30, 1999 due to a restructuring plan announced on May 3, 1999 that resulted in the elimination of 67 jobs (20 salaried and 47 wage) across the company.

         Operating Income. As a result of the aforementioned factors, operating income increased $4.5 million to $18.9 million, or 13.2% of net sales, in the nine months ended September 30, 2000, from $14.4 million, or 10.8% of net sales, in the nine months ended September 30, 1999.

         Interest Expense. Interest expense decreased $0.7 million, or 6.1%, to $10.7 million in the nine months ended September 30, 2000, from $11.4 million in the nine months ended September 30, 1999, due to the payments on the senior credit facility.

         Income Tax Expense. The effective tax rate in the nine months ended September 30, 2000 and 1999 of 38.4% and 38.9%, respectively, was higher than the federal statutory rate of 35.0% primarily due to state income taxes.

         Net Income. As a result of the aforementioned factors and the write-off of debt issuance costs of $1.0 million after tax associated with the repayment of outstanding indebtedness in connection with the issuance of senior subordinated notes in 1999, net income increased $4.2 million to $5.3 million in the nine months ended September 30, 2000, from $1.1 million in the nine months ended September 30, 1999.

Liquidity and Capital Resources

         Historically, our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our future need for liquidity will arise primarily from interest payments on our 10 1/4% Series B Senior Subordinated Notes due 2009 and our senior credit facility, principal payments on the senior credit facility, which began in December 1999, and the funding of our capital expenditures and working capital requirements. There are no mandatory principal payments on our notes scheduled prior to their maturity.

         At September 30, 2000, we had outstanding $122.5 million of long-term debt, consisting of $24.2 million under the term loan of our senior credit facility and $98.3 million under our notes (net of discount of $1.7 million). We had $55.0 million available under our revolving credit facility.

         Net Cash Provided by Operating Activities. Net cash provided by operating activities was $10.0 million for the nine months ended September 30, 2000 and was primarily the result of non-cash adjustments to net income for depreciation of $6.2 million, deferred income taxes of

($3.8) million, an increase in accounts receivable of $8.6 million and an increase in accounts payable and accrued expenses of $8.0 million.

         Net Cash Used in Investing Activities. Net cash used in investing activities was $4.0 million for the nine months ended September 30, 2000 and was primarily the result of purchases of property, plant and equipment.

         We have historically financed our capital expenditures through cash flow from operations and borrowings under our credit facilities. We anticipate total capital expenditures in 2000 to be approximately $7.0 million.

         Net Cash Used in Financing Activities. Net cash used in financing activities was $5.9 million for the nine months ended September 30, 2000 and was primarily the result of an increase in the book overdraft of $4.1 million and net payments on the revolving credit facility of $10.0 million.

         Our ability to make scheduled payments of principal or to pay the interest or liquidated damages, if any, or to refinance our indebtedness, including the notes, or to fund planned capital expenditures will depend on our future performance. Our future performance, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations and available cash, together with availability under the senior credit facility, will be adequate to meet our future liquidity needs for at least the next two years. However, we cannot assure you that we will generate sufficient cash flow from operations or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we may need to refinance all or a portion of the principal of the notes on or prior to maturity. We cannot assure you that we will be able to effect any refinancing on commercially reasonable terms or at all.

Recent Developments

     On October 5, 2000, Owens Corning, which owns a 49% economic interest in Advanced Glassfiber Yarns LLC (a major supplier of glass yarns to BGF), and certain of Owens Corning's United States subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the United States Bankruptcy Code. According to filings made by Owens Corning with the SEC, the Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" in accordance with the applicable provisions of the United States Bankruptcy Code. Although no assurances can be provided, we do not believe that Owens Corning's bankruptcy will have a material adverse effect on our business, financial condition or results of operations. However, this forward-looking statement is subject to risks and uncertainties that exist in our operations and our business environment. See "--Disclosure Regarding Forward-Looking Statements."

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

Disclosure Regarding Forward-Looking Statements

         Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted.

         When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

         o the impact of Owens Corning's unpredictable bankruptcy proceeding on the ongoing operations of Advanced Glassfiber Yarns which could result in the risk that obtaining raw materials from sources other than Advanced Glassfiber Yarns would be more costly;
         o our significant level of indebtedness and limitations on our ability to incur additional debt;
         o our dependence upon some of our suppliers to provide us with materials and services;
         o a downturn in the electronics industry and the movement of electronics industry production outside of North America;
         o our concentrated customer base and the competitive nature of our markets;
         o  a disruption of production at one of our facilities;
         o an easing of import restrictions and duties with respect to glass fiber fabrics;
         o our ability to comply with environmental and safety and health laws and requirements;
         o our ability to address technological advances in the markets we serve; and
         o  changes in economic conditions generally.

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

         We entered into an interest rate swap agreement to manage our exposure to interest rate changes under the senior credit facility. The swap involves the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. At September 30, 2000, we had an interest rate swap agreement effective through September 30, 2004 on a notional amount of $24.2 million. Under this agreement, we have secured a fixed LIBOR rate of interest of 5.04% on the notional amount that is reduced in a manner consistent with the amortization of the principal on our term loan. This swap effectively changes our payment of interest on $24.2 million of variable rate debt to a fixed rate for the contract period.

         The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 2000, we would have received approximately $0.9 million to terminate the agreement. A 1% decrease in LIBOR would decrease the amount received by approximately $30,000. The fair value is based on dealer quotes, considering current interest rates.

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


                                BGF INDUSTRIES, INC.


                                /s/ Philippe R. Dorier
                                ------------------------------------------------


                                Philippe R. Dorier
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

Date:  November 10, 2000

                                  EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
-----------      -----------

    27           Financial Data Schedule