Form 10-K405
period 2000-12-31
BGF INDUSTRIES INC
filed 2001-03-30
CIK 1078394

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                         Commission File No. 333-72321

                             BGF Industries, Inc.
            (Exact name of registrant as specified in its charter)

        Delaware                         2221                   56-1600845
  (State of incorporation)  (Primary Standard Industrial    (I.R.S. Employer
                            Classification Code Number)    Identification No.)


    3802 Robert Porcher Way, Greensboro, North Carolina          27410
    (Address of registrants' principal executive office)      (Zip Code)

                                (336) 545-0011
             (Registrants' telephone number, including area code)
                               ________________

  Securities registered pursuant to Sections 12(b) or 12(g) of the Act: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes [X] No [_]

There is no established trading market for the Common Stock of the registrant. All shares of Common Stock are held by an affiliate of the registrant at March 23, 2001.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of March 23, 2001.

================================================================================

                             BGF INDUSTRIES, INC.
              ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS


                                                                                 Page No.
                                                                                 --------
PART I.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
Item 1.      Business                                                                1
Item 2.      Properties                                                              9
Item 3.      Legal Proceedings                                                      10
Item 4.      Submission of Matters to a Vote of Security Holders                    10

PART II.
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters  11
Item 6.      Selected Financial Data                                                11
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                              12
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk              21
Item 8.      Financial Statements and Supplementary Data                            22
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                               22

PART III.
Item 10.     Directors and Executive Officers of the Registrant                     23
Item 11.     Executive Compensation                                                 25
Item 12.     Security Ownership of Certain Beneficial Owners and Management         29
Item 13.     Certain Relationships and Related Transactions                         30

PART IV.
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K        33

SIGNATURE

                                    PART I


Cautionary Statement Regarding Forward-Looking Statements

     Some of the information in this Annual Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

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

     . the effect of highly competitive markets and recent competition from Asia for heavyweight glass fiber fabrics;

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

     This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Annual Report and in other reports and registration statements we file with the Securities and Exchange Commission. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

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

   Glass fiber fabrics are a critical component in the production of numerous products in the electronics industry, including primarily printed circuit boards, as well as products in a variety of other markets that our customers supply to, including the aerospace, transportation, construction power generation and oil refining markets. In general, the industry we compete in is characterized by:

   .  a limited number of domestic producers;

   . barriers to entry consisting primarily of a limited supply of raw materials;

   .  diversified downstream markets; and

   .  a lack of product substitutes.

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

Business Strategy

   Our goal is to be the preferred supplier to markets that require a technically complex application of fabrics made of glass, carbon and aramid yarns. To achieve this goal, we intend to pursue the following key strategies:

   Continue to Focus on Lightweight Fabrics for the Multi-Layer Printed Circuit Board Market. We seek to continue to expand our sales of lightweight glass fiber fabrics to meet the growing demand for multi-layer printed circuit boards. Our investment in the South Hill, Virginia, lightweight fabrics facility is an important part of this strategy. In addition, we have leased a portion of this facility to Advanced Glassfiber Yarns to manufacture glass yarns exclusively for our production of lightweight glass fiber fabrics. We believe that this arrangement strengthens the compatibility between our weaving process and the glass yarns we use in our weaving process, thereby enabling us to produce the highest quality lightweight glass fiber fabrics. We also believe that the quality of the products we manufacture at the South Hill facility will enable us to enhance and expand our relationships with customers in the multi-layer printed circuit board market. We have increased our net sales of lightweight glass fiber fabrics by 18.2%, from $60.5 million in 1998 to $71.5 million in 2000.

   Capitalize on the Growth in the Filtration and Composites Markets. We believe substantial opportunities exist to increase our sales and market share in both the filtration and composites markets, which together accounted for approximately 35.9% of our net sales in 1998, and 37.8% of our net sales in 1999, and 37.3% in 2000.

   We intend to leverage our already strong position in the high temperature filtration market by developing new woven and non-woven high performance fabrics for environmental applications in power generation, steel mills and other industries that are subject to strict environmental regulations. In addition, we believe that there may be increased opportunities internationally in this market as lesser developed countries adopt stricter environmental regulations.

   We also believe that we have substantial opportunities to increase our sales in the composites market for applications in the transportation industry. In the composites market, we are pursuing strategic relationships with key suppliers to the aerospace and automobile industries for the design and manufacture of new products. We have increased net sales in the filtration and composites markets by 1.8%, from $73.9 million in 1998 to $75.2 million in 2000.

   Developing New Applications for Fabrics. We plan to continue to leverage the technical expertise and experience of our research and development and sales and marketing staff to develop new applications for existing fabrics and to develop new fabrics that meet customer requirements for strength, weight, fire resistance and durability. We believe that many opportunities exist to continue to develop both woven and non-woven fabrics to replace traditional materials in markets which have historically not utilized the fabrics we produce. For example, we have begun selling fabrics for use in the reinforcement of metal automobile body parts.

Products and Markets

   We sell our products primarily in the United States and focus on the following markets:

   Electronics. We produce glass fiber fabrics for multi-layer and rigid printed circuit boards for use in the electronics industry. The demand for multi-layer printed circuit boards, which primarily use lightweight glass fiber fabrics, has been increasing. Furthermore, the demand for our heavyweight fabrics has decreased due to competitive pressures from Asian laminate producers. As a result of the increasing demand for multi-layer printed circuit boards, which primarily use lightweight glass fiber fabrics, we have shifted our electronics glass fiber fabrics manufacturing capacity mix in recent years from heavyweight fabrics, which are typically used in rigid printed circuit boards, toward more technologically advanced and higher margin lightweight fabrics. Sales of glass fabrics to the electronics industry were $100.5 million in 2000, representing 50.0% of our net sales. Sales of heavyweight fabrics were negatively impacted in 1999 due to intense competition from Asia resulting in lower volumes and prices. 2000 showed an increase over 1999 in the heavyweight fabrics market due to favorable pricing and increased sales volumes to Asia.

   Composites. Our glass, carbon and aramid fiber fabrics are used in various composite materials, which are used in various applications, including structural aircraft parts and interiors, helicopter rotor blades, tooling, brake
linings and ducting.   Net sales of fabrics for composites were $46.2 million in
2000, representing 22.9% of our net sales.

   Filtration. We produce fabrics for high temperature dust filtration used by industrial customers to control emissions into the environment. Our filtration bags are sold to utilities, producers of asphalt and carbon black, cement plants and steel mills. Sales of our filtration fabrics were $29.0 million in 2000, representing 14.3% of our net sales. Filtration sales were strong and at a record level in 2000 due to incentive programs and large replacement orders.

   Commercial. Our glass fiber fabrics are used in commercial applications where fire resistance and dimensional stability are critical. Applications for these products include ceiling tile and acoustical facing fabrics, window coverings and movie screens. Sales in this segment in 2000 were comparable to 1999.

   Insulation. We produce materials for high-temperature, fire-resistant insulation. Applications for these products include insulation for joints, pipes, valves, transportation exhaust systems, heat shields and home appliances. Sales in this segment in 2000 were comparable to 1999.

   Construction. The fire resistant qualities of glass fiber fabrics make them a critical component of products used in the construction industry. Applications for these products include smoke and fire barrier curtains, drywall bonding tape, rubber mat backing and fabric structures, such as commercial tents and roofs. Sales in 2000 were down compared to 1999 due to the fact that no deliveries were made for our Saudi Arabian fiberglass tents project which was one of our largest projects for this market in 1999.

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

   We sell our products to over 400 customers, including many leading companies in their respective industry segments, including Cytec Fiberite, Polyclad Laminates, Isola USA, BHA Group and Chemfab. We continually seek to strengthen and expand our relationships with our customers. Due to the stringent quality, delivery and performance standards demanded by many of our customers and the ultimate users of our products in various markets, our customers are increasingly moving toward single source supply and collaborative agreements among both fabric producers, such as BGF, and their own customers. We believe that we are well positioned to benefit from this trend because of our strong competitive position within the industry, our investment in technical and manufacturing expertise and our long-term relationships with customers and suppliers. Our markets remain competitive, however, and this competitiveness is exemplified by continual and rapid technological change. To effectively compete, we must process and utilize effectively extensive technological and manufacturing capabilities. We could face even further competition if cost effective alternatives to glass, carbon or aramid fiber fabrics are developed.

   Two of our customers, Cytec Fiberite and Polyclad Laminates, each accounted for more than 10% of our net sales and together accounted for 26.9% and 23.1% of our net sales, respectively, in 1999 and in 2000. Our top ten customers in 1999 and in 2000 accounted for 55.3% and 51.9% of our net sales, respectively. Our customers are not contractually required to purchase any of our products and may terminate their relationship with us at any time.

Industry Segments

   We operate in one business segment that manufactures specialty woven and nonwoven fabrics for use in a variety of industrial and commercial applications. Information related thereto can be found in footnote 11 of the consolidated financial statements under Item 8 of this Report.

Research and Development

   Throughout our history, we have demonstrated that we are one of the industry's leading innovators, by becoming the first to:

   [_] Weave glass fabrics;
   [_] Develop a patented process for heat cleaning glass fabrics to improve the physical properties of composites;
   [_] Develop unidirectional fabrics;
   [_] Develop a product using "DE" size (finer) filaments to improve composite strengths; and
   [_] Weave single yarns by developing and using an improved "warp size"
       (protective coating to prevent abrasion during weaving).

   We believe our innovations have enhanced existing customer relationships and created new applications for our fabrics.

   We maintain a research and development staff of four chemical and three laboratory technicians who work under our Research and Development Manager. We have a modern, well-equipped research and development facility, located at our headquarters in Greensboro, North Carolina, that divides its efforts among developing new products and improving current products. The research and development facility is divided into seven state-of-the-art laboratories focusing on the following strategic areas of product development:

   [_] Applications and development;
   [_] Pilot processing;
   [_] Physical testing;
   [_] Composites development;
   [_] Microscopy;
   [_] Analytical testing; and
   [_] Filtration technology

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

Employees

   As of December 31, 2000, we employed approximately 1,146 full time and part time employees, 946 of which are hourly employees and 200 of which are paid on a salary basis. All of our employees are located in the United States. Of these employees, 1,064 were engaged in manufacturing and manufacturing related services, and 82 were engaged in sales, marketing and administrative functions. None of our employees is represented by a labor union. In May of 1999, we eliminated 67 positions and incurred a pretax restructuring charge of $769,000. We consider our relationship with our employees to be good.

Environmental and Health Matters

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

   In the course of a September 1998 environmental site assessment, we discovered reportable quantities of polychlorinated biphenyls ("PCBs") in soil at the Altavista plant in and around the former site of a heat transfer oil tank that the previous owner of the facility had removed in 1986, before BGF's 1988 acquisition. We immediately reported the contamination to the United States Environmental Protection Agency ("USEPA") Region 3 and the Virginia Department of Environmental Quality ("VDEQ").

   The agencies have required additional sampling and site characterization, which is ongoing. With USEPA and VEDQ oversight, we have assessed the site to determine the extent of the contamination and are developing a cleanup plan,
which we will begin to implement upon receiving approval from USEPA.   All
assessment and cleanup activities have been and will be conducted in compliance with applicable state and federal regulatory requirements. Cleanup costs remain uncertain. We may incur costs or liabilities relating to this and other environmental or safety and health matters in the future, including those relating to compliance with laws and requirements, remediation of contamination or claims by third parties.

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

Facility                       Use                             Approximate      Leased or
--------                       ---                             Square Feet      Owned
                                                               -----------      -----
Greensboro, North Carolina     Headquarters; Research and          36,000       Owned
                               Development facility
Altavista, Virginia            Weaving glass fiber and            399,000       Owned
                               aramid fibers
South Hill, Virginia           Weaving heavyweight glass          147,000       Owned
Heavyweight Fiber Fabrics      fibers
Facility
South Hill, Virginia           Weaving lightweight glass          128,000       Owned
Lightweight Fiber Fabrics      fibers
Facility
Cheraw, South Carolina         Weaving carbon fibers               76,000       Owned
Altavista, Virginia            Warehouse                          101,000       Leased
Altavista, Virginia            Warehouse                           24,000       Leased
Altavista, Virginia            Warehouse                            6,000       Leased
Lynchburg, Virginia            Warehouse                           37,000       Leased
South Hill, Virginia           Warehouse                           33,000       Leased
Los Angeles, California        Warehouse                           20,000       Leased


Item 3. Legal Proceedings

   From time to time, we are involved in various legal proceedings arising in the ordinary course of business. None of the legal matters in which we are currently involved, either individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition and results of operations. See also "Item 1. Business - Environmental and Safety and Health Matters."

Item 4. Submission of Matters to a Vote of Security Holders

   None

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

   There is no established trading market for BGF's common stock. All shares of BGF's issued and outstanding common stock are held by Glass Holdings.

   We did not declare any dividends or make any distributions on our common stock in 2000. Further, we have no commitment or current plans to make dividends or other distributions in 2001 and our senior credit facility restricts our ability to pay dividends on other distributions.

Item 6.   Selected Financial Data


   The following table sets forth certain selected financial information derived from our audited consolidated financial statements for the five-year period ended December 31, 2000. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes and other financial information included elsewhere in this Report.


                                                                             Fiscal Year Ended

                                              December 31,     December 31,      December 31,      December 31,   December 31,
                                                 2000             1999              1998              1997            1996

                                                                        (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
 Net sales/(1)/                               $ 201,419        $ 181,681         $  205,515        $ 222,066       $ 199,109
 Cost of goods sold/(1)/                        165,830          151,491            166,239          174,663         148,738
                                              ---------        ---------         ----------        ---------       ---------
 Gross profit                                    35,589           30,190             39,276           47,403          50,371
 Selling, general and
  administrative expenses                         9,253            7,410              9,700            9,739          10,220
 Restructuring charges/(2)/                         ---              769                ---              ---             ---
                                              ---------        ---------         ----------        ---------       ---------
 Operating income                                26,336           22,011             29,576           37,664          40,151
 Interest expense                                14,168           15,817              4,517            2,355           1,993
 Other expenses (income), net                    (1,844)          (1,485)              (112)             (73)         (1,868)
                                              ---------        ---------         ----------        ---------       ---------
 Income before taxes and
  extraordinary loss                             14,012            7,679             25,171           35,382          40,026
 Income tax expense                               5,632            2,911              9,854           13,652          15,996
                                              ---------        ---------         ----------        ---------       ---------
 Income before effect of
  extraordinary loss                              8,380            4,768             15,317           21,730          24,030
 Extraordinary loss on write-off of
  debt issuance costs, net of
  income taxes of $639/(3)/                         ---            1,029                ---              ---             ---
                                              ---------        ---------         ----------        ---------       ---------

 Net income                                   $   8,380        $   3,739         $   15,317        $  21,730       $  24,030
                                              =========        =========         ==========        =========       =========

Other Data:
 Depreciation and amortization/(4)/           $   8,584        $   8,206         $    7,399        $   6,759       $   6,085
 Capital Expenditures                             6,764            6,531             11,299            7,275          21,983
 EBITDA/(5)/                                     36,764           31,702             37,087           44,496          48,104
 Cash flows from operating activities             6,851           28,266             29,471           19,898          22,791
 Cash flows from investing activities            (6,728)          (6,472)           (11,283)          (7,275)        (25,425)
 Cash flows from financing activities              (132)         (21,795)           (18,199)         (12,759)          2,778

 Ratio of earnings to fixed charges/(6)/            2.0x             1.5x               6.1x            14.5x           17.4x

 Balance sheet data
 (at period end):
   Working capital                            $  34,635        $  35,228         $  53,424       $  51,799        $  39,702
   Total assets                               $ 136,393        $ 127,184         $ 136,766       $ 136,476        $ 123,784
   Current debt                               $   3,106        $       0         $   1,000       $   5,000        $   9,526
   Long-term debt                             $ 114,477        $ 132,383         $ 150,000       $  20,000        $  26,750
   Total debt                                 $ 117,583        $ 132,383         $ 151,000       $  25,000        $  36,276
   Stockholder's equity (deficit)             $ (15,577)       $ (34,437)        $ (38,176)      $  83,297        $  66,480

(1) In order to conform with recent technical literature from the Emerging Issues Task Force, shipping and handling costs are now included in cost of goods sold and not presented as a part of net sales. The prior period financial statements have been reclassified to conform to the current presentation.

(2) In May 1999, the Company terminated 67 employees in connection with a restructuring plan. As a result of the restructuring plan, BGF incurred charges for salaried employee severance.

(3) On January 21, 1999, BGF issued $100 million of senior subordinated notes ($98 million net of discount) due 2009. Net proceeds of approximately $95.3 million were used to repay outstanding indebtedness of $65.0 million under the senior subordinated credit facility, interest of $0.5 million under the senior subordinated credit facility, and $29.8 million under the revolver. Interest is payable semiannually beginning in July 1999. In addition, debt issuance costs of $1.7 million ($1.0 million net of tax) associated with the termination of the senior subordinated credit facility were written off in the first quarter of 1999 and recorded as an extraordinary charge in the financial statements. Debt issuance costs of $0.3 million associated with the amendment dated December 16, 1999 were written off in the fourth quarter of 1999 and recorded as an additional amortization charge in the financial statements

(4) Amounts do not include amortization of debt issuance costs and original issue discount, which is included in interest expense.

(5) EBITDA is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring, non-cash charges. We believe that EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. Not every company calculates EBITDA in exactly the same fashion. As a result, EBITDA as presented below may not necessarily be comparable to similarly titled measures of other companies. See also
     Exhibit 99.1 to this Report for a reconciliation of net income to EBITDA.

(6) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income before taxes and changes in accounting principles and fixed charges, excluding capitalized interest. Fixed charges consists of interest expense, capitalized interest, amortization of debt issuance costs and one-third of rental expense (the portion deemed representative of the interest factor). Earnings were adequate to cover fixed charges for the years ended December 31, 1996, 1997, 1998, 1999, and 2000 by $39.8 million, $35.4 million, $25.0 million,
     $7.6 million, and $14.0 million, respectively. See also Exhibit 12 to this Report for a computation of ratio of earnings to fixed charges.

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

   In order to conform with recent technical literature from the Emerging Issues Task Force, shipping and handling costs are now included in cost of goods sold and not presented as a reduction of net sales. The fiscal 1999 and 1998 financial information presented in this section has been reclassified to conform to the current presentation. In addition, the fiscal 1999 and 1998 financial statements as presented in "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" have been reclassified to conform to the current presentation.

   Prior to the reclassification, revenues and cost of goods sold for fiscal 1999 were (in thousands) $178,539 and $148,349, respectively, and for fiscal 1998 were (in thousands) $201,754 and $162,478, respectively. As a result of the reclassification, revenues and cost of goods sold for fiscal 1999 are (in thousands) $181,681 and $151,491, respectively, and for fiscal 1998 are (in thousands) $205,515 and $166,239, respectively. See footnote 1 of the consolidated financial statements.

Overview

   Over the last 10 years, the demand for multi-layer printed circuit boards, which primarily use lightweight glass fiber fabrics, has been increasing. In contrast, over the last 3 years, the demand for our heavyweight fabrics has been decreasing due to competitive pressures from Asian laminate producers. As a result, we have shifted our electronics glass fiber fabrics manufacturing capacity mix in recent years from heavyweight fabrics, which are typically used in rigid printed circuit boards, toward more technologically advanced and higher-margin lightweight fabrics. Beginning in the fourth quarter of 1997, we have experienced downward pricing pressures on our heavyweight glass fiber fabrics due to foreign exchange fluctuations between the dollar and various Asian currencies and over-capacity in Asian heavyweight fabrics manufacturing, which has led to increased imports of laminates and printed circuit boards into the U.S. from Asia. However, our sales of the higher-margin, lightweight glass fiber fabrics used in multi-layer printed circuit boards have continued to increase. We believe that currently, there is no cost-effective substitute for glass fiber fabrics that can satisfy the stringent quality and performance criteria demanded of printed circuit boards.

   From 1998 to 2000, our net sales of heavyweight glass fiber fabrics to the electronics industry have decreased from $42.7 million to $29.0 million, and net sales of lightweight glass fiber fabrics to the electronics industry have increased from $60.5 million to $71.5 million. In 2000, net sales of glass fiber fabrics to the electronics industry represented 50.0% of our net sales.

   In 2000, we derived approximately 37.2% of our net sales from the sale of products to the composites and filtration markets. Our sales to the composites market are dependent on new aircraft building programs and the refurbishment of existing aircraft. Our sales to the filtration market are dependent on environmental laws regulating emissions by industrial customers into the environment. We have continued to direct resources to these markets, which is demonstrated in part by an increase in net sales to the filtration market from $26.6 million in 1999 to $29.0 million in 2000 and an increase in net sales to the composite market from $42.1 million in 1999 to $46.2 million in 2000.

   We purchase glass yarns, our principal raw material, primarily from two suppliers. While glass yarns have been in short supply from time to time, currently the supply is adequate. We generally have been able to pass through price increases in raw materials to our customers.

   Results of Operations

   The following table summarizes our historical results of operations as a percentage of net sales for the years ended December 31, 2000, 1999 and 1998:

                                                                                    December 31,
                                                                 ------------------------------------------------------
                                                                        2000              1999               1998
                                                                      -------           -------             -------
Net Sales                                                              100.0%            100.0%             100.0%
Cost of goods sold                                                      82.3              83.4               80.9
                                                                       -----            ------             ------
   Gross profit                                                         17.7              16.6               19.1
Selling, general and administrative expenses                             4.6               4.1                4.7
Restructuring charge                                                      --               0.4                 --
                                                                       -----            ------             ------
Operating Income                                                        13.1              12.1               14.4
Other (income) expenses:
   Interest expense                                                      7.0               8.7                2.2
   Other income, net                                                    (0.9)             (0.8)               0.0
                                                                       -----            ------             ------
      Income before taxes and extraordinary loss                         7.0               4.2               12.2
Income tax expense                                                       2.8               1.6                4.8
                                                                       -----            ------             ------
      Income before extraordinary loss                                   4.2               2.6                7.4
Extraordinary loss write-off of debt issuance costs, net
 of income taxes of $639                                                  --               0.6                0.0
                                                                       -----            ------             ------
      Net income                                                         4.2%              2.0%               7.4%
                                                                       =====            ======             ======

Fiscal Year 2000 Compared to Fiscal Year 1999

   Net Sales. Net sales increased $19.7 million, or 10.8% to $201.4 million in 2000, from $181.7 million in 1999, primarily due to an increase of $8.9 million or 14.2%, in the sales of lightweight fabrics used in multilayer printed circuit boards, and an increase of $5.7 million, or 24.7%, in the sales of heavyweight fabrics used in rigid printed circuit boards.

   Sales of our products in the composites market increased $4.1 million, or 9.7% from $42.1 million in 1999 to $46.2 million in 2000 due to an increase in demand for aerospace products.

   Sales of our filtration products increased by $2.4 million, or 9.0%, from $26.6 million in 1999 to $29.0 million in 2000, due to incentive programs and large replacement orders.

   Gross Profit. Gross profit margins increased from 16.6% in 1999 to 17.7% in 2000 due primarily to shifts in product mix and higher volumes resulting in more absorption of fixed costs, as well as price increases in the specialty markets and some electronics accounts in August of 2000.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 4.6% of net sales in 2000 from 4.1% of net sales in 1999. This was primarily due to an increase in sales commissions and employee profit sharing awards.

   Operating Income. As a result of the aforementioned factors and charges of $769,000 incurred in 1999 due to a restructuring plan that eliminated 67 jobs across the company, operating income increased $4.3 million, to $26.3 million, or 13.1% of net sales in 2000 from $22.0 million, or 12.1% of net sales, in 1999.

   Interest Expense. Interest expense decreased $1.6 million or 10.1%, to $14.2 million in 2000, from $15.8 million in 1999, due to payments on the senior credit facility.

   Income Tax Expense. The effective tax rate in 2000 and 1999 of 40.2% and 37.9% respectively, was higher than the federal statutory rate of 35.0% primarily due to state income tax.

   Net Income. As a result of the aforementioned factors, and the write-off of debt issuance costs of $1.0 million after tax associated with the repayment of outstanding indebtedness in connection with the issuance of senior subordinated notes in 1999, net income increased $4.6 million to $8.4 million in 2000, from $3.7 million in 1999.

Fiscal Year 1999 Compared to Fiscal Year 1998

   Net Sales. Net sales decreased $23.8 million, or 11.6% to $181.7 million in 1999, from $205.5 million in 1998, primarily due to a decrease of $19.5 million or 45.6%, in the sales of heavyweight fabrics used in rigid printed circuit boards.

   Sales of our products in the composites market decreased $11.2 million, or 21.0% from $53.3 million in 1998 to $42.1 million in 1999 due to a slow demand for aerospace products.

   Sales of our filtration products increased by $6.0 million, or 29.0%, from $20.6 million in 1998 to $26.6 million in 1999, due to incentive programs and large replacement orders.

   Gross Profit. Gross profit margins decreased from 19.1% in 1998 to 16.6% in 1999 due primarily to lower volumes resulting in less absorption of fixed costs as well as price pressures in the electronics segment.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 4.1% of net sales in 1999 from 4.7% of net sales in 1998. This was primarily due to significantly lower expenses for profit sharing and executive bonuses to take into account the current profitability of BGF as well as lower sales commissions to agents because of lower export sales.

   Restructuring Charges. BGF incurred charges of $769,000 in 1999 due to a restructuring plan announced on May 3, 1999 that resulted in the elimination of 67 jobs (20 salaried and 47 wage) across the company.

   Operating Income. As a result of the aforementioned factors, operating income decreased to $22.0 million, or 12.1% of net sales in 1999 from $29.6 million, or 14.4% of net sales, in 1998.

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

   At December 31, 2000, we had outstanding $117.6 million of long-term debt, consisting of $19.2 million under the Senior Credit Facility and $98.4 million of Senior Subordinated Notes (net of discount of $1.6 million). We do not believe that our current exposure to changes in interest rates under the senior credit facility will have a material adverse effect on our business, financial condition or results of operations. We have entered into interest rate swap agreements to hedge our exposure to changes in interest rates under the senior credit facility term loan such that our exposure under the term loan will not have a material adverse effect on our business, financial condition or results of operations.

   Net Cash Provided by Operating Activities. Net cash provided by operating activities was $6.9 million for 2000 and was primarily the result of net income of $8.4 million, adjusted for non-cash charges/(credits) to net income for depreciation of $8.4 million, amortization of $1.2 million, deferred income taxes of $(5.0) million, and an increase in inventory of $(1.1) million, an increase in accounts payable and accrued expenses of $2.5 million and an increase in trade accounts receivable of $(8.3) million. Net cash provided by operating activities was $28.3 million in 1999. This was primarily a result of net income of $3.7 million, depreciation of $8.0 million, amortization of $1.2 million, deferred income taxes of $(6.5) million and a decrease in inventory of $6.9 million and an increase in accounts payable and accrued expenses of $11.1 million. Net cash provided by operating activities was $29.5 million for the year ended December 31, 1998 and was primarily the result of net income of $15.3 million and depreciation of $7.2 million, offset by increases in working capital.

   Net Cash Used in Investing Activities. Net cash used in investing activities was $6.7 million, $6.5 million and $11.3 million, for the years ended December 31, 2000, 1999 and 1998, respectively, and was the result primarily of purchases of property, plant and equipment.

   We have historically financed our capital expenditures through cash flow from operations and borrowings under our credit facilities. The principal capital expenditures during 2000 and 1999 included:

     (1) A total of $1.0 million in 2000 converting old looms at our heavyweight fabrics facility in South Hill, Virginia, in order to run lightweight fabrics.

     (2) $0.3 million and $1.9 million in 2000 and 1999, respectively, of a $4.0 million new non-woven line for insulation applications; and

     (3) $1.4 million and $1.1 million in 2000 and 1999, respectively, for the beginning of the second phase of our lightweight fabrics facility in South Hill, Virginia

   We are anticipating total capital expenditures in 2001 to be approximately $18.0 million. Should business conditions not allow for this, we would spend a lesser amount.

   Net Cash Used in Financing Activities. Net cash used in financing activities was $0.1 million for the year ended December 31, 2000, and was primarily a result of net payments on debt of $15.0 million, offset by a $10.5 million principal payment received on a loan to Glass Holdings and by an increase in the book overdraft of $4.4 million. Net cash used in financing activities was $21.8 million for 1999 and was primarily the result of payments on the senior subordinated debt of $65.0 million, net payments on the revolving credit facility of $26.0 million, and payments on the term loan of $25.8 million offset
by the proceeds from the notes of $98.0 million.   Net cash used in financing
activities was $18.2 million in 1998, resulting primarily from a loan to our parent, Glass Holdings, of $136.8 million, payments on long-term debt and other debt of $37.0 million and $4.6 million of debt issuance costs offset by borrowings under our senior credit facility and senior subordinated credit facility of $163.0 million.

   On January 21, 1999, BGF issued $100.0 million of 10 1/4% Senior Subordinated Notes ($98 million net of discount) due 2009. The net proceeds to BGF from the sales of these old notes were approximately $94.9 million, after deducting the initial purchaser's discount and expenses. BGF used the net proceeds from the offering to repay all $65.0 million of indebtedness under the senior subordinated credit facility and $29.9 million of indebtedness under the revolver under our senior credit facility, which was incurred on September 30, 1998 to fund the purchase by AGY Holdings of a 51% interest in Advanced Glassfiber. Upon the repayment of the $65.0 million of indebtedness under the senior subordinated credit facility, the facility was terminated. On July 23, 1999, we exchanged the old notes for substantially identical new notes that have been registered under the Securities Act.

   On September 30, 1998, we entered into a credit agreement with various lenders and First Union National Bank, as Agent, pursuant to which these lenders have provided us with our senior secured credit facility in an aggregate amount of up to $125.0 million. This senior credit facility consisted of:

   . a five-year revolving credit facility in an aggregate principal amount of up to $75.0 million; and

   . a six-year amortizing term loan in an aggregate principal amount of $50.0 million.

The revolver includes:

   .  a swingline loan facility with a $5.0 million sublimit; and

   .  a letter of credit facility with a $20.0 million sublimit.

On December 16, 1999, we amended the Senior Credit Facility as follows:

   . we changed the level of two of the four financial covenants (leverage ratio and interest coverage ratio) to allow for more flexibility through the year 2000

   .  we reduced the revolver commitment by $15.0 million to $60.0 million

   .  we prepaid $10.0 million on the term loan effective December 31, 1999

   The swingline loan facility and the letter of credit facility remain unchanged. We paid a fee to the senior lenders equal to 1/8% of the reduced commitments.

   As of December 31, 2000, we had no outstanding borrowings under the revolver ($60.0 million remained available for borrowings).

   The credit agreement governing the senior credit facility includes four financial covenants: minimum net worth, leverage ratio, fixed charges coverage ratio and interest coverage ratio.

   We also entered into a senior subordinated credit facility on September 30, 1998 which provided for a loan in the aggregate principal amount of $65.0 million. The senior subordinated credit facility, which was drawn down in full on December 31, 1998 in connection with the purchase by Glass Holdings, our parent company, of a 51% interest in Advanced Glassfiber, was repaid with the proceeds of the offering of Senior Subordinated Notes issued January 21, 1999 and then terminated.

   Interest under the senior credit facility and the exchange notes was $13.2 million in 2000. Principal payments under the term loan for 2000 were $5.0 million.

   On September 30, 1998, AGY Holdings, an affiliate of BGF, purchased a 51% ownership interest in Advanced Glassfiber Yarns LLC for aggregate consideration of $338.9 million, including post-closing adjustments. In connection with the acquisition, BGF loaned Glass Holdings approximately $138.6 million to provide Glass Holdings a portion of the capital necessary to fund the acquisition. BGF raised the proceeds for this loan by borrowing (1) $88.4 million under the senior credit facility, and (2) $65.0 million under the senior subordinated credit facility which was refinanced in 1999 with senior subordinated notes. The loan from BGF to Glass Holdings is evidenced by promissory notes that bear interest at the Cost of Funds Rate for BGF for the calendar year immediately preceding the date on which any interest is due. With respect to any period of determination, the Cost of Funds Rate means a rate per annum equal to the blended interest rate, as reasonably calculated by BGF, applicable to borrowings of BGF during such period in respect of indebtedness incurred by BGF, to fund the loan to Glass Holdings. Accrued interest is due and payable on the first business day of February of each year commencing on February 1, 1999 and on any date on which any principal is due. The promissory notes are payable on October 31, 2008 or such later date as may be agreed to by BGF and Glass Holdings. BGF has not recorded interest income earned under the terms of the loan agreement due to the fact that full repayment of the loan and related interest by Glass Holdings is contingent upon Glass Holdings' receipt of dividends and other distributions from its two subsidiaries, BGF and Advanced Glassfiber, which are currently restricted from paying dividends and other distributions under their debt agreements. Interest in arrears as of December 31, 2000 and 1999 totaled $27.4 million and $15.9 million, respectively. See also "Item 13. Certain Relationships and Related Transactions." During December 2000, BGF received payments from Glass Holdings totaling $12.7 million. While there are interest amounts in arrears, BGF and Glass Holdings have agreed that any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest. Accordingly, BGF reflected $10.5 million of the cash payment received as a reduction of principal and $1.2 million was recognized as interest income (recorded in other income on the consolidated statement of operations in 2000).

   In connection with AGY Holdings' purchase of a 51% ownership interest in Advanced Glassfiber, Advanced Glassfiber made a partnership election to step up the basis of AGY Holdings' share of Advanced Glassfiber's assets. The resulting increase in depreciation and amortization of the stepped-up basis allows the consolidated U.S. tax group of Porcher Industries (which includes BGF, hereinafter the "Porcher U.S. Tax Group") to significantly reduce its tax liability. As a result, the Porcher U.S. Tax Group has agreed to defer the receipt of annual distributions which AGY Holdings would otherwise be required to make in order to fund AGY Holdings' share of the Porcher U.S. Tax Group's tax liability. Rather, Advanced Glassfiber accrues an unrecovered distribution amount (the "Deferred Distribution") for AGY Holdings' tax distribution. The Deferred Distribution earns interest at the same rate of interest as the senior credit facility. Advanced Glassfiber will distribute all accumulated annual deferred distributions to the extent that:

 .  both before and after the distribution there is not a default under its senior credit facility or its senior subordinated notes; and . there are funds to make the distribution from available cash or borrowings.
Thereafter, all deferred distributions will cease and Advanced Glassfiber will make annual tax distributions to AGY Holdings.

   We believe that at some point in the future Advanced Glassfiber will have sufficient funds available under its senior credit facility and available cash to pay the deferred distribution and fund future tax distributions. However, since we are a member of the same consolidated group as AGY Holdings for U.S. federal income tax purposes, we may be liable for any unpaid amounts in the event Advanced Glassfiber has insufficient funds to make distributions to AGY Holdings to pay its tax liability in full or if all accumulated annual deferred distributions are less than the tax liability. Based on our current level of operations, we believe that cash flow from operations and borrowings under our senior credit facility will be adequate to fund any tax liability generated by AGY Holdings. However, we cannot assure you that we will generate sufficient cash from operations or that our future borrowings will be available under the senior credit facility to pay any tax liability related to AGY Holdings.

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

Recent Developments.

   On October 5, 2000, Owens Corning, which owns a 49% economic interest in Advanced Glassfiber Yarns LLC (a major supplier of glass yarns to BGF), and certain of Owens Corning's United States subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the United States Bankruptcy Code. According to filings made by Owens Corning with the SEC, the Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" in accordance with the applicable provisions of the United States Bankruptcy Code. To date, Advanced Glassfiber, and consequently BGF, has not experienced interruptions in operations or supply of material. Although no assurances can be provided, we do not believe that Owens Corning's bankruptcy will have a material adverse effect on our business, financial condition or results of operations. However, this forward-looking statement is subject to risks and uncertainties that exist in our operations and our business environment. See "--Cautionary Statement Regarding Forward-Looking Statements."

Recently Issued Accounting Standards

   On June 8, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133," which changes the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires entities to recognize all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to our limited use of derivative instruments, the adoption of SFAS No. 133 does not have a significant effect on our financial condition or results of operations.

   In order to conform with recent technical literature from the Emerging Issues Task Force, shipping and handling costs are now included in cost of goods sold and not presented as part of net sales. The prior period financial statements have been reclassified to conform to the current presentation.

   In December, 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101B, which is effective no later than the year ended December 31, 2000. The bulletin clarifies the SEC's views regarding recognition of revenue. The Company adopted SAB 101 in the fourth quarter of 2000. The application of the guidance in SAB 101 did not have a material impact on the Company's annual or quarterly results of operations.

Seasonality

   Our business is not materially subject to seasonality.

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

   We entered into an interest rate swap agreement to manage our exposure to interest rate changes under the senior credit facility. The swap involves the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. At December 31, 2000, we had an interest rate swap agreement effective through September 30, 2004 on a notional amount of $19.2 million. Under this agreement, we have secured a fixed LIBOR rate of interest of 5.04% on the notional amount which is reduced in a manner consistent with the amortization of the principal on our term loan. This swap effectively changes our payment of interest on $19.2 million of variable rate debt for the contract period.

   The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 2000, we would have received approximately $0.3 million to terminate the agreement. A 1% decrease in LIBOR would decrease the amount received by approximately $0.02 million. The fair value is based on dealer quotes, considering current interest rates.

Item 8. Financial Statements and Supplementary Data

   The financial statements and financial statement schedules in Part IV; Item 14(a)(1) and (2) of this Report are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The names, ages and positions of the Directors and Executive Officers and other senior managers of BGF as of March 15, 2001 are set forth below. Each of the directors of BGF is also a director of Glass Holdings. All Directors are elected annually and hold office until their successors are elected and qualified or until their earlier removal or resignation.

Name                       Age     Positions with BGF
----                       ---     ------------------
Robert Porcher             72      Chairman of the Board, Chief Executive
                                   Officer and Director
Philippe Porcher           47      Vice Chairman
Graham A. Pope             67      Director
Richard L. Cromer          57      President
Philippe R. Dorier         44      Senior Vice President, Chief Financial
                                   Officer, Secretary and Treasurer
James R. Henderson         63      Executive Vice President Sales and
                                   Merchandising
Charles H. Alligood        61      Vice President Quality Assurance and
                                   Industrial Engineering
Edward P. Cardille         61      Vice President Information Systems
Robert A. Frank            58      Vice President Operations
Thomas E. Mann, Jr.        47      Vice President Human Resources
Gerald F. Mitchell         53      Vice President Manufacturing

   Robert Porcher has been our Chairman of the Board and Chief Executive Officer and one of our directors since 1988. Mr. Porcher has maintained various positions with Porcher Industries, including Chairman of the Board of Directors and Chief Executive Officer of Porcher Industries, since 1952. Since December 9, 1998, Mr. Porcher has served as Chairman of the Supervisory Board of Porcher Industries. Mr. Porcher beneficially owns a controlling interest in Porcher Industries, which owns 100% of the outstanding capital stock of our parent, Glass Holdings. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

   Richard L. Cromer was named President of BGF in April 1998. Prior to joining BGF, Mr. Cromer was employed by Owens Corning for 31 years in various capacities, including as Director of Operations Strategy from 1997 to 1998, General Manager-Textiles from 1994 to 1997 and Director of Operations Support from 1989 to 1994. Since December 9, 1998, Mr. Cromer has served as a member of the Executive Board of Porcher Industries.

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

Charles H. Alligood has been our Vice President Quality Assurance and Industrial Engineering since 1993. From 1988 to 1993, he served as our Corporate Manager of Industrial Engineering. From 1964 until 1988, Mr. Alligood served in various positions including as Division Industrial Engineer for Burlington's Glass Fabrics from 1983 until 1988 and as division cost reduction coordinator for Burlington's Industrial Division from 1981 to 1983.

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

   Gerald F. Mitchell has been our Vice President Manufacturing since 1991. From 1970 until 1991, Mr. Mitchell was employed with Burlington in various capacities, including as a Plant Manager of Burlington's Knit Division from 1989 to 1991 and as the Vice President, Manufacturing of Burlington's Lees Carpet Division from 1986 to 1989.

Item 11.  Executive Compensation

The following table shows, for the fiscal year ended December 31, 2000, the compensation paid to or earned by our Chief Executive Officer and our four other most highly compensated executive officers who were serving at the end of 2000.

                                                                                          Other
                                                                                          -----
      Name and Principal Position          Salary (1)               Bonus              Compensation
      ---------------------------          ----------               -----              ------------
Robert Porcher
Chairman of the Board, Chief Executive
Officer and Director
     2000:..............................   $120,000/(2)/         $190,000/(3)/          $98,993/(4)/
     1999:..............................   $120,000/(2)/         $120,000/(3)/          $52,070/(4)/
     1998:..............................   $120,000/(2)/         $120,000/(3)/          $49,805/(4)/
Philippe Porcher
Vice Chairman
     2000:..............................   $120,000/(2)/         $115,000/(3)/               --
     1999:..............................   $120,000/(2)/         $ 72,000/(3)/               --
     1998:..............................   $120,000/(2)/         $120,000/(3)/               --
Richard L. Cromer
President
     2000:..............................   $221,268              $160,000               $29,423/(6)/
     1999:..............................   $209,697              $100,000               $ 8,622/(6)/
     1998:..............................   $155,331/(5)/         $110,500               $ 6,607/(6)/
Philippe R. Dorier
Senior Vice President, Chief Financial
Officer, Secretary and Treasurer
     2000:..............................   $160,680/(3)/         $116,400/(3)/          $ 9,100/(7)/
     1999:..............................   $156,000/(3)/         $ 72,750/(3)/          $13,216/(7)/
     1998:..............................   $141,828/(3)/         $ 90,000/(3)/          $15,096/(7)/
James R. Henderson
Executive Vice President Sales and
Merchandising
     2000:..............................   $158,400              $116,400               $ 8,844/(8)/
     1999:..............................   $153,288              $ 72,756               $12,413/(8)/
     1998:..............................   $146,058              $120,000               $13,280/(8)/


(1) Includes the following amounts deferred at the election of the following executive officers pursuant to BGF's 401(k) plan in 2000, 1999, and 1998, respectively: Mr. Dorier--$9,790, $9,983, and $7,738; and Mr. Henderson-- $7,075, $10,000, and $10,000; and Mr. Cromer--$3,158, $0, and $0.

(2) Represents a "management fee" paid by BGF Services, Inc., an affiliate of BGF, to Messrs. Robert and Philippe Porcher and reimbursed by BGF to cover services provided by Messrs.

     Robert and Philippe Porcher to BGF. See "Item 13. Certain Relationships and Related Party Transactions".

(3) Paid for by BGF Services and reimbursed by BGF to BGF Services in the form of "management fees" to cover services rendered to BGF. See "Item 13. Relationships and Related Party Transactions."

(4) In 2000, includes $5,596 for club membership fees; $478 for maintenance of automobile; $25,841 depreciation associated with cost of residence; and $67,078 associated with maintenance of residence in 2000. In 1999, includes $3,640 for club membership fees; $1,447 for maintenance of automobile; $25,840 depreciation associated with cost of residence; and $21,143 associated with maintenance of residence in 1999. In 1998, includes $3,086 for club membership fees; $932 for maintenance of automobile; $25,824 depreciation associated with cost of residence; and $19,963 associated with maintenance of residence in 1998.

(5) Based on an annualized gross salary of $207,108. Mr. Cromer has served as President of BGF since April 1, 1998.

(6)  Represents $9,484, $8,622, and $6,607 in 2000, 1999, and 1998,
     respectively, of personal use of company car, gross annual profit sharing distributions of $3,158 in 2000, and $16,781 in relocation fees in 2000.

(7) Represents gross annual profit sharing distributions of $3,120, $6,382 and $8,262 in 2000, 1999, and 1998 respectively, and $5,980, $6,834 and $6,834 in 2000, 1999, and 1998, respectively, of personal use of a company car.

(8) Represents gross annual profit sharing distributions of $3,066, $6,572 and $8,470 in 2000, 1999, and 1998, respectively, and $5,778, $5,841, and
     $4,810 in 2000, 1999, and 1998, respectively, for personal use of a company car.

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

   Normal retirement benefits are determined by reference to an employee's "accumulated contributions." Accumulated contributions are the sum of all required employee contributions plus interest credited on the contributions, compounded annually at the rate of 120% of the federal mid-term rate in effect under section 1274 of the Internal Revenue Code for the first month of the plan year. In general, the annual normal retirement benefit is equal to 50% of the accumulated employee contributions, plus 3/4% of employee plan compensation up to $6,600 for the plan year 1989.

   The estimated annual benefits payable upon retirement at normal retirement age for the executive officers listed in the "Executive Compensation" table above is as follows: Mr. Cromer--$23,619; Mr. Dorier--$60,593; Mr. Henderson-- $24,014. These calculations are based on 2000 compensation, assume benefits are payable as a straight-life annuity, and assume that each individual will work until age 65. Mr. Robert Porcher and Mr. Philippe Porcher do not participate in the Retirement System.

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

Compensation of Directors

   Our directors did not receive separate compensation for their services as directors in 2000.

Compensation Committee Interlocks and Insider Participation

   Mr. Robert Porcher, who serves as both an executive officer and as a member of the board of directors of BGF, serves as the Chairman of the Supervisory Board of Porcher Industries, which is the equivalent of a board of directors. Mr. Robert Porcher also serves as an executive officer of Glass Holdings, AGY Holdings, Belmont of America, BGF Services, Inc., BGF Overseas, Inc., Advanced Glassfiber Yarns, LLC and AGY Capital Corp., all of which are affiliates of BGF. He is a member of the board of directors for Glass Holdings, AGY Holdings, BGF Services, BGF Overseas, Advanced Glassfiber Yarns and AGY Capital Corp. Messrs. Cromer and Dorier also serve as members of the Executive Board of Porcher Industries, whose members are equivalent to executive officers. Mr. Dorier also serves as an executive officer of Glass Holdings, AGY Holdings, Belmont of America, BGF Services, BGF Overseas and as a director of Glass Holdings, AGY Holdings and BGF Services. Mr. Philippe Porcher serves as Chairman of the Executive Board of Porcher Industries. He also serves as an executive officer of Belmont of America and as a director of Belmont of America, Advanced Glassfiber Yarns and AGY Capital Corp. These positions effectively create interlocks between BGF and Glass Holdings, AGY Holdings, Belmont of America, BGF Services, BGF Overseas, Advanced Glassfiber Yarns and AGY Capital Corp. See also "Item 13. Certain Relationships and Related Party Transactions."

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

     In 1998, we entered into an agreement with Mr. Pope with regard to his executive life insurance policies, which obligates us on or before March 2001 to either:

(1) at the event of his death the benefits will be paid to his estate or beneficiaries or,

(2) transfer ownership of the life insurance to Mr. Pope. The cash surrender value of these policies was $153,375 at December 31, 2000.

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

   This information is provided as of March 15, 2001. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding common stock.

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

       Name of Beneficial Owner                    Percent of Class
       ------------------------                    ----------------
Porcher Industries                                      100.00%
Robert T. Porcher                                        56.05%
Philippe Porcher                                             *
Richard L. Cromer                                           --
Philippe R. Dorier                                          --
James R. Henderson                                          --
All directors and executive officers
 as a group (6 persons)                                  56.05%

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

Item 13.  Certain Relationships and Related Transactions

   We are wholly owned by Porcher Industries through its U.S. holding company, Glass Holdings. We have on-going financial, managerial and commercial agreements and arrangements with Porcher Industries, Glass Holdings and other wholly-owned subsidiaries of Glass Holdings, as well as other affiliates of Porcher Industries. Mr. Robert Porcher, our Chairman of the Board and Chief Executive Officer, beneficially owns a controlling interest in Porcher Industries. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

   We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings, that cover the periodic management services of Robert Porcher and his son Philippe Porcher, the Vice President of Porcher Industries, and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Robert Porcher and Dorier and maintenance and upkeep of Robert Porcher's Greensboro, North Carolina residence, which is owned by BGF Services and has a net book value of approximately $1.0 million. In connection with these arrangements, we incurred expenses of $949,000 in 2000. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

   Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. We incurred expenses of $490,000 in connection with this arrangement in 2000. The amounts billed are based on the estimated value of services provided and are comparable to that which would be given to third parties. However, we believe that Porcher Industries and its parent would not provide these services to a third party.

   We purchase carbon fibers and finished products from Porcher Industries. We purchased $5.4 million in 2000 for these products. We sell finished goods and occasionally unfinished goods directly to Porcher and its affiliates. In 2000, we billed Porcher Industries and its affiliates $1.9 million for these goods. Porcher Industries billed us for commissions for sales of its products in Asia, Europe, and Australia of $389,000 in 2000. We believe that prices and commissions paid or received by us for these transactions are comparable to those paid to third parties.

   We collect and deposit customer payments on behalf of two wholly owned subsidiaries of Porcher Industries in exchange for fees equal to 2% of amounts collected. We billed $32,000 in fees for these services incurred in 2000. We believe that these fees are comparable to those that would be paid to third parties.

   On April 14, 1998, we loaned $365,258 to Richard L. Cromer, our President, for the purchase of a residence in Greensboro, North Carolina. The loan was non-interest bearing and was payable upon the sale of Mr. Cromer's residence in Toledo, Ohio and thus was on terms more favorable than we would provide to third parties. The loan was paid in full in 2000.

   Graham A. Pope, a director of BGF performs certain consulting services for BGF regarding Shanghai Porcher. We paid Mr. Pope $11,500 in consulting fees in 2000.

   On September 30, 1998, AGY Holdings purchased its 51% ownership interest in Advanced Glassfiber for aggregate consideration of approximately $338.9 million, including post-closing adjustments. We loaned Glass Holdings approximately $138.6 million to provide it with a portion of the capital necessary to fund the acquisition. Additionally, BGF had a non-interest bearing loan payable to Glass Holdings from prior years of $1.8 million resulting in a net loan amount to Glass Holdings of $136.8 million. Our loan to Glass Holdings is evidenced in part by promissory notes. In 2000, Glass Holdings paid down $10.5 million in principal and $1.2 million interest. We believe that these transactions were on terms no more favorable than if Glass Holdings had borrowed the funds directly from a third party.

   Currently, Advanced Glassfiber leases approximately 27,200 square feet of segregated space at our South Hill, Virginia lightweight fiber fabric facility for the purpose of manufacturing glass yarns for exclusive supply to us under a supply contract, extendible at the option of Advanced Glassfiber, that expires on December 31, 2008. We also provide Advanced Glassfiber with leased employees and administrative and technical support services. We billed Advanced Glassfiber approximately $1.3 million pursuant to this agreement in 2000. We also purchased approximately $41.3 million of raw materials from Advanced Glassfiber in the twelve months ended December 31, 2000. We believe that each of these arrangements are on terms no more favorable than those that would be provided to third parties.

   See also note 13 to the consolidated financial statements filed as part of this Annual Report in Item 14.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.   Financial Statements

     The following financial statements of BGF Industries, Inc., incorporated by reference into Item 8, are attached hereto beginning on page F-1:

          Report of Independent Accountants

          Consolidated Balance Sheets at December 31, 2000 and 1999

          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedule

     The following, incorporated by reference into Item 8, are attached hereto beginning on page S-1:

          Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits

     Unless indicated below, the exhibits are incorporated herein from BGF's Registration Statement on Form S-4 (File No. 333-72321) filed with the Securities and Exchange Commission. Copies of such exhibits will be furnished to any requesting stockholder of BGF upon request to Secretary, BGF Industries, Inc., 3802 Robert Porcher Way, Greensboro, North Carolina 27410.

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

            4.2            Form of 10 1/4% Series A and Series B Senior
                           Subordinated Notes due 2009 (included in Exhibit 4.1)

            4.3            Registration Rights Agreement dated as of January 21,
                           1999, by and between BGF Industries, Inc. and the Initial Purchaser

           10.1            Deferred Compensation Agreement, dated November 13,
                           1995, by and between BGF Industries, Inc. and Graham
                           A. Pope /(1)/

           10.2 Deferred Compensation Agreement, dated April 1, 1998, by and between BGF Industries, Inc. and Richard L.
                           Cromer /(1)/

           10.3            Deferred Compensation Agreement, dated April 16,
                           1990, by and between BGF, Industries, Inc. and James
                           R. Henderson /(1)/

           10.4            Deferred Compensation Agreement, dated January 28,
                           1993, by and between BGF Services, Inc. and Philippe
                           Dorier /(1)/

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

           10.9 Note Purchase Agreement dated January 15, 1999 between BFG Industries, Inc., Inc. and the Initial
                           Purchaser

           10.10 Senior Credit Agreement dated September 30, 1999 among BGF


        Exhibit No.                          Description of Exhibit
        -----------                          ----------------------
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

           10.13           Promissory Note, dated December 23, 1998, from Glass
                           Holdings Corp. to BGF Industries, Inc. for the original principal amount of $2,681,000

           10.14+          Second Amendment to Credit Agreement, dated December
                           16, 1999, by and among BGF Industries, Inc. (the
                           "Borrower"), certain Domestic Subsidiaries of the Borrower party thereto (collectively the
                           "Guarantors"), several banks and other financial institutions party thereto (the "Lenders") and First
                           Union National Bank (the "Agent").

           10.15++         Syndication Amendment and Assignment, dated November
                           30, 1998, by and among BGF Industries, Inc. (the
                           "Borrower"), certain Domestic Subsidiaries of the Borrower party thereto (collectively the
                           "Guarantors"), the Existing Lender (as defined therein), the New Lenders (as defined therein), and First Union National Bank (the "Agent").

           10.16+++ Lease Agreement, dated December 1, 1999 by and between Lawson Family LLC and BGF Industries, Inc.

           10.17*          Lease Agreement, dated October 1, 2000 by and between
                           Edgar J.T. Perrow and BGF Industries, Inc.

           12*             Statement of Computation of Ratios

           21*             Subsidiaries of BGF

           24*             Powers of Attorney (included on signature page)

           99.1*           Reconciliation of net income to EBITDA

-----------------------------

+ Exhibit is incorporated by reference herein to Exhibit 99.1 to the Company's Form 8-K, dated March 8, 2000.
++ Exhibit is incorporated by reference herein to Exhibit 99.2 to the Company's Form 8-K, dated March 8, 2000.
+++ Exhibit is incorporated by reference herein to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.
*     Filed herewith.
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(C) of this Report.

      (b)  Reports on Form 8-K.

           The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of BGF Industries, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 33 present fairly, in all material respects, the financial position of BGF Industries, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.


/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 2, 2001

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                             December 31,     December 31,
                                                                                 2000             1999
                                                                             ------------     ------------
                              ASSETS
Current assets:
  Cash and cash equivalents                                                       $       8       $      17
  Trade accounts receivable, less allowance for returns and doubtful
    accounts of $663 and $770 respectively                                           28,709          20,366
  Inventories (Note 2)                                                               36,745          35,597
  Other current assets (Note 3)                                                       3,070           3,801
                                                                                  ---------       ---------
     Total current assets                                                            68,532          59,781
                                                                                  ---------       ---------
Net property, plant and equipment (Note 4)                                           54,488          56,566
Other noncurrent assets, net (Note 5)                                                13,373          10,837
                                                                                  ---------       ---------
     Total assets                                                                 $ 136,393       $ 127,184
                                                                                  =========       =========

          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Book overdraft                                                                  $   5,652       $   1,264
  Accounts payable                                                                   11,233           6,670
  Accrued liabilities (Note 6)                                                       13,906          16,619
  Current portion of long-term debt (Note 7)                                          3,106               -
                                                                                  ---------       ---------
     Total current liabilities                                                       33,897          24,553
Long-term debt, net of discount of $1,617 and $1,817 respectively (Note 7)          114,477         132,383

Deferred income taxes (Note 8)                                                            0           1,537
Postretirement benefit and pension obligations (Note 9)                               3,596           3,148
                                                                                  ---------       ---------
     Total liabilities                                                              151,970         161,621
                                                                                  ---------       ---------

Commitments and contingencies (Note 12)

Stockholder's equity (deficit):
  Common stock, $1.00 par value. Authorized 3,000 shares; issued                          1               1
    and outstanding 1,000 shares
  Capital in excess of par value                                                     34,999          34,999
  Retained earnings                                                                  75,733          67,353
  Loan to parent (Note 13)                                                         (126,310)       (136,790)
                                                                                  ---------       ---------
     Total stockholder's equity (deficit)                                           (15,577)        (34,437)
                                                                                  ---------       ---------
     Total liabilities and stockholder's equity (deficit)                         $ 136,393       $ 127,184
                                                                                  =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                            For the year ended December 31,
                                                    ------------------------------------------------
                                                          2000             1999             1998
                                                    ------------------------------------------------
Net sales                                                 $201,419         $181,681         $205,515
Cost of goods sold                                         165,830          151,491          166,239
                                                          --------         --------         --------
  Gross profit                                              35,589           30,190           39,276
Selling, general and administrative expenses                 9,253            7,410            9,700
Restructuring charge                                            --              769               --
                                                          --------         --------         --------
  Operating income                                          26,336           22,011           29,576
Interest expense                                            14,168           15,817            4,517
Other income, net                                           (1,844)          (1,485)            (112)
                                                          --------         --------         --------
  Income before income taxes and extraordinary loss         14,012            7,679           25,171
Income tax expense                                           5,632            2,911            9,854
                                                          --------         --------         --------
  Income before extraordinary loss                           8,380            4,768           15,317
Extraordinary loss on write-off of debt issuance
  costs, net of income taxes of $639                            --            1,029               --
                                                          --------         --------         --------
Net income                                                $  8,380         $  3,739         $ 15,317
                                                          ========         ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                            For the year ended December 31,
                                                                         -----------------------------------
                                                                             2000        1999        1998
                                                                         -----------------------------------
Cash flows from operating activities:
 Net income                                                                 $  8,380    $  3,739   $  15,317
 Adjustment to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                8,404       8,026       7,218
   Amortization                                                                  969       1,241         370
   Amortization of discount on notes                                             200         183          --
   Extraordinary loss                                                             --       1,668          --
   Restructuring charge                                                           --         217          --
   Loss on disposal of equipment                                                  94          10          23
   Deferred income taxes                                                      (5,046)     (6,476)      1,027
   Postretirement benefit and pension obligations                                448         455         126
 Change in assets and liabilities:
   Trade accounts receivable, net                                             (8,343)        442      11,878
   Other current assets                                                          851       1,118      (1,330)
   Inventories                                                                (1,148)      6,935      (1,666)
   Other assets                                                                 (118)        (99)        (72)
   Accounts payable                                                            4,871        (151)     (1,967)
   Accrued liabilities                                                        (2,711)     10,958      (1,453)
                                                                            --------    --------   ---------
    Net cash provided by operating activities                                  6,851      28,266      29,471
                                                                            --------    --------   ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                 (6,764)     (6,531)    (11,299)
   Proceeds from sale of equipment                                                36          59          16
                                                                            --------    --------   ---------
    Net cash used in investing activities                                     (6,728)     (6,472)    (11,283)
                                                                            --------    --------   ---------
Cash flows from financing activities:
   Book overdraft                                                              4,388         607      (2,811)
   Principal payments of long-term debt                                           --          --     (20,000)
   Proceeds from borrowing of term loan                                           --          --      50,000
   Payments on term loan                                                      (5,000)    (25,800)         --
   Proceeds from revolving credit facility                                    24,000      27,000      48,000
   Payments on revolving credit  facility                                    (34,000)    (53,000)    (12,000)
   Proceeds from bridge facility                                                  --          --      65,000
   Payments on bridge facility                                                    --     (65,000)         --
   Proceeds from senior subordinated notes                                        --      98,000
   Net repayments on working capital line of credit                               --          --      (5,000)
   Debt issuance costs                                                            --      (3,602)     (4,598)
   Loan to parent                                                                 --          --    (136,790)
   Payment received on loan to parent                                         10,480         ---         ---
                                                                            --------    --------   ---------
    Net cash used in financing activities                                       (132)    (21,795)    (18,199)
                                                                            --------    --------   ---------
   Net decrease in cash and cash equivalents                                      (9)         (1)        (11)
   Cash and cash equivalents at beginning of period                               17          18          29
                                                                            --------    --------   ---------
   Cash and cash equivalent at end of period                                $      8    $     17   $      18
                                                                            ========    ========   =========
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                   $ 13,263    $ 10,271   $   3,833
                                                                            ========    ========   =========
   Cash paid for income taxes                                               $  1,884    $    895   $  10,399
                                                                            ========    ========   =========
Supplemental disclosure of non-cash investing activities
   Property and equipment financed in accounts payable                      $    418    $    725   $     698
                                                                            ========    ========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                             (dollars in thousands)

                                                                                                              Total
                                                                                                          Stockholder's
                                                       Common     Paid-In    Retained        Loan to         Equity
                                                        Stock     Capital    Earnings        Parent         (Deficit)
                                                      ---------  ---------  ----------    -------------  ---------------
Balance, December 31, 1997                             $      1    $34,999     $48,297     $      --        $  83,297
  Net income                                                 --         --      15,317            --           15,317
  Loan to parent                                             --         --          --      (138,590)        (138,590)
  Non-interest bearing loan payable reclassified to
    offset loan to parent                                    --         --          --         1,800            1,800
                                                      ---------    -------     -------     ---------        ---------
                                                                                                  --
Balance, December 31, 1998                                    1     34,999      63,614      (136,790)         (38,176)
  Net income                                                 --         --       3,739            --            3,739
                                                      ---------    -------     -------     ---------        ---------

Balance, December 31, 1999                                    1     34,999      67,353      (136,790)         (34,437)
  Net income                                                 --         --       8,380            --            8,380
  Payment received on loan to parent (Note 13)               --         --          --        10,480           10,480
                                                      ---------    -------     -------     ---------        ---------

Balance, December 31, 2000                             $      1    $34,999     $75,733     $(126,310)       $ (15,577)
                                                      =========    =======     =======     =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1.   Summary of Significant Accounting Policies

     Principles of Consolidation. BGF Industries, Inc. is a wholly owned subsidiary of Glass Holdings Corp. ("Glass Holdings"), which is a wholly owned subsidiary of Porcher Industries, S.A. These consolidated financial statements include the accounts of BGF Industries, Inc. and its wholly owned subsidiary, BGF Overseas, Inc. (collectively ''BGF''). All intercompany transactions and balances are eliminated in consolidation. BGF manufactures high-quality glass, aramid and carbon fiber fabrics for use in a variety of electronic, composite, insulation, construction, filtration, and commercial applications. The principal market is the United States.

     Cash and Cash Equivalents. For purposes of the statements of cash flows, BGF considers cash on hand, cash deposited in financial institutions and money market accounts with maturities of less than ninety days at date of purchase to be cash equivalents. These are stated at cost which approximates market value. The book overdrafts in bank accounts consist of outstanding checks which have not been presented to a bank for payment.

     Inventories.   Inventories are stated at the lower of cost or market value.
Cost is determined using the first-in, first-out (FIFO) method.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation of property, plant and equipment is calculated principally on the straight-line method over the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in operations.

     The estimated useful lives of the assets are as follows:


          Buildings.........................   15-40 years
          Machinery and equipment...........    3-10 years

     In the event that facts and circumstances indicate that the cost of long lived assets may not be recoverable, the estimated future undiscounted cash flows is compared to the asset's carrying value and if less, an impairment loss is recognized in an amount by which the carrying value exceeds its fair value.

     Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases based on enacted tax laws and statutory rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the legislation is enacted. A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Intangible Assets. The excess of acquisition cost over assigned value of net assets acquired is amortized over 40 years, using the straight-line method. Debt issuance costs are amortized over the terms of the respective debt agreements using the interest method. BGF assesses the recoverability of long-lived assets, including goodwill, by determining whether the carrying value of the asset balances over their remaining lives can be recovered through undiscounted future operating cash flows.

                               BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)

1.   Summary of Significant Accounting Policies--(Continued)

     Revenue Recognition.   Revenue from product sales and the related cost of
goods sold are recognized at the time both risk of loss and legal title transfer to the customer.

     Financial Instruments. BGF selectively enters into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. None of these agreements are used for speculative or trading purposes. The fair value of BGF's interest rate swap agreement is the estimated amount BGF would have to pay or receive to terminate the swap agreement as of the reporting date, taking into account current interest rates, and is disclosed in Note 12. The interest rate swaps are accounted for as hedges on the basis that such derivatives reduce the risk of changes in interest rates on BGF's variable rate debt. The interest differentials from these swaps are recorded in interest expense.

     BGF enters into foreign currency exchange contracts to manage exposures related to specific foreign currency transactions or anticipated cash flows.

     Rates currently available to BGF for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The carrying amounts of BGF's long-term debt approximates fair value.

     Pension Plans and Other Postretirement Benefits.   BGF has a contributory
defined benefit pension plan covering most employees. Pension expense for the plan is determined using the projected unit credit method. BGF also provides certain retirement health care benefits, the estimated cost for which is accrued within the employees' active service lives. BGF's customary funding policy of these plans is to contribute amounts permitted by the Internal Revenue Code and in conformance with ERISA guidelines.

     Research and Development.   BGF expenses research and development costs as
incurred. These costs were approximately $1,172, $1,425, and $1,376 for the years ended December 31, 2000, 1999, and 1998, respectively.

     Advertising and Promotion. BGF expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Such amounts were not material for 2000, 1999 and 1998.

     Foreign Currency Transactions. Gains (losses) resulting from foreign currency transactions are included in other income or other expenses, and amounted to ($65), $177, and ($58) in 2000, 1999, and 1998 respectively.

     Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)


1.   Summary of Significant Accounting Policies--(Continued)

     Recently Issued Accounting Standards. On June 8, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133," which changes the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires entities to recognize all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the Company's limited use of derivative instruments, the adoption of SFAS No. 133 does not have a significant effect on the Company's financial condition or results of operations.

     In December, 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101B, which is effective no later than the year ended December 31, 2000. The bulletin clarifies the SEC's views regarding recognition of revenue. The Company adopted SAB 101 in the fourth quarter of 2000. The application of the guidance in SAB 101 did not have a material impact on the Company's annual or quarterly results of operations.

     Reclassifications. Certain amounts from the prior consolidated financial statements have been reclassified to conform to the current presentation. In order to conform with recent technical literature from the Emerging Issues Task Force, net sales and cost of goods sold have been adjusted to reflect the inclusion of shipping and handling costs as a component of cost of goods sold instead of a reduction of net sales.

2.   Inventories

     Inventories consist of the following:

                                                    December 31,   December 31,
                                                        2000           1999
                                                    ------------   ------------
  Supplies                                            $ 1,896        $ 1,657
  Raw materials                                         4,607          3,325
  Stock-in-process                                      6,536          6,120
  Finished goods                                       23,706         24,495
                                                      -------        -------
    Total inventories                                 $36,745        $35,597
                                                      =======        =======

3.   Other Current Assets

     Other current assets consist of the following:

                                                    December 31,   December 31,
                                                       2000            1999
                                                    ------------   ------------
  Deferred income taxes                                $2,443         $2,323
  Prepaid expenses and other                              627          1,478
                                                       ------         ------
    Total other current assets                         $3,070         $3,801
                                                       ======         ======

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)

4.   Net Property Plant and Equipment

     Net property, plant and equipment consist of the following:

                                                                  December 31,   December 31,
                                                                     2000           1999
                                                                     ----           ----
  Land                                                             $  3,155       $  3,129
  Buildings                                                          36,322         36,055
  Machinery and equipment                                            98,964         95,432
                                                                   --------       --------
  Gross property, plant and equipment                               138,441        134,616
  Less: accumulated depreciation                                    (83,953)       (78,050)
                                                                   --------       --------
  Net property, plant and equipment                                $ 54,488       $ 56,566
                                                                   ========       ========


5.   Other Noncurrent Assets

     Other noncurrent assets consist of the following:

                                                                            December 31,  December 31,
                                                                               2000           1999
                                                                               ----           ----
   Excess of acquisition cost over assigned value of net assets acquired       $ 5,809        $ 5,809
  Debt issuance costs                                                            6,143          6,143
                                                                               -------        -------
                                                                                11,952         11,952
  Accumulated amortization                                                      (2,515)        (1,546)
                                                                               -------        -------
                                                                                 9,437         10,406
  Deferred income taxes                                                          3,387             --
  Other                                                                            549            431
                                                                               -------        -------
                                                                               $13,373        $10,837
                                                                               =======        =======

     Amortization of deferred financing charges of $788, $792 and $189for the years ended December 31, 2000, 1999 and 1998, respectively, have been included in interest expense. During January 1999, the Company wrote off net debt issuance costs of $1,668 related to the termination of the senior subordinated credit facility. These costs have been classified as an extraordinary item in the accompanying financial statements. In December 1999, BGF wrote off $268 of net debt issuance costs related to the revolving credit facility due to an amendment dated December 16, 1999. These costs have been classified as interest expense in the accompanying financial statements.

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                            (dollars in thousands)

6.   Accrued Liabilities

     Accrued liabilities consist of the following:

                                                                       December 31,  December 31,
                                                                            2000         1999
                                                                          -------       -------
  Income taxes                                                             $ 4,883       $ 8,154
  Payroll                                                                      173           321
  Profit sharing and other benefits                                          2,664         1,391
  Interest                                                                   4,817         4,901
  Other                                                                      1,369         1,852
                                                                           -------       -------
    Total accrued liabilities                                              $13,906       $16,619
                                                                           =======       =======

7.   Long-term Debt

     Long-term debt consists of the following:

                                                                         December 31,   December 31,
                                                                             2000          1999
                                                                         ------------   ------------
  Senior Credit Facility
    Amortizing Term Loan                                                     $ 19,200     $ 24,200
    Revolving Credit Facility                                                      --       10,000
  Senior Subordinated Notes, net of unamortized discount of
    $1,617 and $1,817, respectively                                            98,383       98,183
                                                                             --------     --------
                                                                              117,583      132,383
  Less current portion                                                          3,106           --
                                                                             --------     --------
    Total long-term debt                                                     $114,477     $132,383
                                                                             ========     ========

     BGF entered into a senior credit facility dated as of September 30, 1998, as amended on November 24, 1998 and December 16, 1999, with a syndicate of lenders and First Union National Bank, as agent. The senior credit facility, as amended, provides BGF with a total of up to $110.0 million of credit consisting of (i) a five-year revolving credit facility for up to $60.0 million and (ii) a six-year amortizing term loan in the amount of $50.0 million. The revolver contains two sub facilities: a $5.0 million swingline facility for working capital requirements and a $20.0 million letter of credit facility. At December 31, 2000 BGF had no outstanding borrowings under the revolving credit facility. Under the senior credit facility, BGF may be required to use the proceeds for the following transactions to prepay in part, the term loan and the revolver if it:

     .    sells assets in transactions outside the ordinary course of business;

     .    issues debt or equity securities; or

     . receives insurance proceeds for casualty losses and does not repair or replace the damaged facilities.

     These prepayments would be applied first to the term loan, and upon payment of the term loan, to permanently pay outstanding loans under the revolver.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)

7.   Long-term Debt--(Continued)

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

     During 1998, BGF entered into an interest rate swap transaction which expires September 30, 2004, on an initial notional amount on $50,000 in order to limit its exposure to interest rate fluctuations under the term loan portion of the senior credit facility. Under the swap agreement, BGF has secured a fixed LIBOR rate of interest of 5.04% on the notional amount which is correlated in a manner consistent with the amortization of the term loan principal. During 1999, BGF terminated portions of the interest rate swap relating to early payment of $25,000 on the term loan. During 2000, BGF terminated a portion of the interest rate swap relating to early payment of $5,000 on the term loan. The company recognized a gain of $94 and $890 related to the terminations in 2000 and 1999, respectively, which have been included as other income in the accompanying financial statements. The amount of the term loan covered by this swap was $19,200 and $24,200 as of December 31, 2000 and 1999, respectively. The fair value of the interest rate swap agreement representing the estimated amount that BGF would receive to terminate the swap agreement was $283 at December 31, 2000 and $1,309 at December 31, 1999; however, BGF has no intention of terminating the swap agreement.

     The senior credit facility provides for an annual administrative fee to be paid to the agent, an unused commitment fee payable to the lenders and certain other fees payable in connection with letters of credit issued under the revolver.

     The senior credit facility requires BGF to maintain a certain maximum leverage ratio and minimum consolidated net worth, interest coverage and fixed charge coverage ratios. The December 16, 1999 amendment to the credit agreement changed the required leverage ratio and interest coverage ratio. As of December 31, 2000 and December 31, 1999, BGF was in compliance with these amended covenants.

     On September 30, 1998, BGF also entered into a ten-year senior subordinated credit agreement with First Union Investors, Inc. as agent. Subsequently, other institutions became lenders under this senior subordinated credit facility. The senior subordinated credit facility is an unsecured senior subordinated obligation of BGF. Amounts outstanding under the senior subordinated credit facility accrued interest at a fixed rate of 10.25%.

     On June 18, 1999, the Securities and Exchange Commission declared effective the company's Registration Statement on Form S-4 relating to its offering of $100,000 of 10 1/4% series B senior subordinated notes due 2009. The notes issued in the Offering were exchanged on July 23, 1999 for 10 1/4% senior subordinated notes due 2009 that were privately issued January, 21, 1999. Interest on the 10 1/4% series B senior subordinated notes is payable semiannually beginning July 15, 1999.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)

7.   Long-term Debt--(Continued)

     The aggregate maturities of long-term debt at December 31, 2000 are as follows:

                 2001                               3,106
                 2002                               6,070
                 2003                               7,765
                 2004                               2,259
                 2005                                  --
                 Thereafter                       100,000


8.   Income Taxes

     Income tax expense consists of the following:

                                                                   2000
                                                  --------------------------------------
                                                  Current         Deferred         Total
                                                  -------         --------        ------
  Federal                                         $ 9,265          $(4,340)       $4,925
  State                                             1,413             (706)          707
                                                  -------          -------        ------
                                                  $10,678          $(5,046)       $5,632
                                                  =======          =======        ======
                                                                 1999
                                                  --------------------------------------
                                                  Current         Deferred         Total
                                                  -------         ---------  -----------
  Federal                                          $8,333          $(5,570)       $2,763
  State                                             1,054             (906)          148
                                                   ------          -------        ------
                                                   $9,387          $(6,476)       $2,911
                                                   ======          =======        ======
                                                                 1998
                                                  -------------------------------------
                                                  Current        Deferred         Total
                                                  -------        ---------  -----------
  Federal                                          $7,649          $   933       $8,582
  State                                             1,178               94        1,272
                                                   ------          -------       ------
                                                   $8,827          $ 1,027       $9,854
                                                   ======          =======       ======

     A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes is as follows:

                                                       2000             1999             1998
                                                       ----             ----             ----
  Federal statutory tax rate                           35.0%            35.0%            35.0%
  State income taxes, net of federal benefit            5.0%             1.7%             3.9%
  Other                                                 0.2%             1.2%             0.2%
                                                       ----             ----             ----
                                                       40.2%            37.9%            39.1%
                                                       ====             ====             ====

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)

8.   Income Taxes--(Continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                           December 31,
                                                  ----------------------------
                                                           2000           1999
                                                  ----------------------------
  Deferred tax assets:
     Loan to parent                                     $10,516        $ 6,105
     Inventories                                            759          1,166
     Accrued liabilities                                    900            935
     Reserves                                                --            220
     Accounts receivable                                    126             --
     Tax credits                                            630             --
     Retirement                                             635            600
                                                        -------        -------
        Total gross deferred tax assets                  13,566          9,026
                                                        -------        -------
  Deferred tax liabilities:
     Accounts receivable                                     --            (26)
     Depreciation                                        (6,586)        (7,066)
     Other                                               (1,150)        (1,148)
                                                        -------        -------
        Total gross deferred tax liabilities             (7,736)        (8,240)
                                                        -------        -------
        Net deferred tax asset                          $ 5,830        $   786
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

9.   Employee Benefits

     Defined Contribution Plan. BGF has a 401(k) savings plan for all employees. Company contributions, if any, are made at the discretion of BGF's Board of Directors. BGF allows participants an election of receiving their profit sharing, when applicable, in cash or as an employer contribution to the 401(k) plan. Plan expense in 2000 amounted to $2,500, $778, and $1,743 in 2000, 1999 and 1998, respectively.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)

9.   Employee Benefits--(Continued)

     Defined Benefit Pension Plan. BGF has a defined benefit pension plan covering substantially all of its employees. Participating employees are required to contribute to the pension plan. BGF contributions to the pension plan for 2000, 1999 and 1998 amounted to $0, $0 and $123, respectively.

A summary of the components of the defined benefit pension plans' net periodic pension cost is as follows:

                                                             2000        1999         1998
                                                           -------      -------      -------
  Service cost-benefits earned during the period           $   677      $   996      $   934
  Interest cost on projected benefit obligation              1,038        1,040        1,009
  Expected return on plan assets                            (1,212)      (1,214)      (1,191)
  Recognized net actuarial gain                               (135)          --           --
  Net amortization and deferral                                  7            7            7
                                                           -------      -------      -------
  Net periodic pension expense                                 375          829          759
  Settlement gain                                               --         (539)          --
                                                           -------      -------      -------
  Total pension expense                                    $   375      $   290      $   759
                                                           =======      =======      =======

  Assumptions used:
    Weighted-average discount rates                           7.50%        8.00%        6.75%
    Rate of increase in compensation levels                   4.00%        4.00%        5.00%
    Expected long-term rate of return on assets               8.00%        8.00%        8.00%

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)

9.   Employee Benefits--(Continued)

     The change in projected benefit obligation, the change in fair value of plan assets and the funded status of BGF's pension plan at December 31 is summarized below:

                                                                  2000           1999
                                                                -------         -------
Change in projected benefits obligations:
  Projected benefit obligation at beginning of year             $13,977         $16,739
  Service cost                                                      677             996
  Interest cost                                                   1,038           1,040
  Actuarial (gain)/loss                                             704          (3,495)
  Benefits paid                                                    (848)             (2)
  Plan participants' contributions                                  840             805
  Settlement                                                         --          (2,106)
                                                                -------         -------
  Projected benefit obligation at end of year                   $16,388         $13,977
                                                                =======         =======

Change in fair value of plan assets:
  Fair value of plan assets at beginning of year                $15,572         $15,542
  Actual return on plan assets                                     (187)          1,554
  Employee contributions                                            840             805
  Benefits paid                                                    (848)             (2)
  Settlement                                                         --          (2,327)
                                                                -------         -------
  Fair value of plan assets at end of year                      $15,377         $15,572
                                                                =======         =======

Funded status                                                   $(1,011)        $ 1,595
Unrecognized prior service cost                                      48              54
Unrecognized gain                                                (1,001)         (3,239)
                                                                -------         -------
Net amount recognized in accrued liabilities                    $(1,964)        $(1,590)
                                                                =======         =======

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

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                            (dollars in thousands)

9.   Employee Benefits--(Continued)

     Postretirement Benefits.   In addition to providing pension benefits, BGF
provides certain retirement health care benefits to eligible employees. Employees become eligible for these benefits by attaining specified age and service requirements.

     A summary of the components of the other postretirement benefit plan's net periodic cost is as follows:

                                                                2000         1999         1998
                                                               -----       ------        -----
Other postretirement benefit plans:
  Service cost-benefits earned during the period               $  78       $   70        $  54
  Interest cost on projected benefit obligation                  138           95           74
  Recognized net actuarial (gain) or loss                         11           --           (2)
                                                               -----       ------        -----
  Total postretirement benefit expense                         $ 227       $  165        $ 126
                                                               =====       ======        =====

Assumptions used:
  Weighted-average discount rates                               7.50%        8.00%        6.75%
  Medical Trend Rate
    First year rate                                             9.00%       10.00%        5.25%
    Ultimate rate                                               6.00%        6.00%        5.25%
    Select period                                            3 years      4 years          N/A

     The change in projected benefit obligation, the change in fair value of plan assets and the funded status of BGF's postretirement benefit plan at December 31 is summarized below:

                                                                   2000          1999
                                                                 -------        -------
Change in projected benefit obligations:
  Projected benefit obligation at beginning of year              $ 1,612        $ 1,458
  Service cost                                                        78             70
  Interest cost                                                      138             95
  Plan participant contributions                                      98            114
  Actuarial loss                                                     157             32
  Benefits paid                                                     (173)          (157)
                                                                 -------        -------
     Projected benefit obligation at end of year                 $ 1,910        $ 1,612
                                                                 =======        =======

Change in fair value of plan assets:
  Fair value of plan assets at beginning of year                 $     0        $     0
  Actual return on plan assets                                         0              0
  Employer contributions                                              75             43
  Employee contributions                                              98            114
  Benefits paid                                                     (173)          (157)
                                                                 -------        -------
  Fair value of plan assets at end of year                       $     0        $     0
                                                                 =======        =======

Funded status                                                    $(1,910)       $(1,612)
Unrecognized loss                                                    320             53
                                                                 -------        -------
Net amount recognized                                            $(1,590)       $(1,559)
                                                                 =======        =======

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)

9.   Employee Benefits--(Continued)

     Assumed health care trend rates have a significant effect on the amounts reported for the postretirement benefit obligation. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                     2000           1999
                                                                    -----          -----
1% increase:
  Effect on total of service and interest cost components           $  30          $  25
  Effect on postretirement benefit obligation                       $ 199          $ 170

1% decrease:
  Effect on total of service and interest cost components           $ (25)         $ (21)
  Effect on postretirement benefit obligation                       $(172)         $(146)


10.  Concentrations

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

     The following table presents a summary of sales of significant customers as a percentage of BGF's net sales:

                                           2000           1999           1998
                                           ----           ----           ----
  Customer A                               12.3%          13.7%          11.2%
                                           ====           ====           ====
  Customer B                               10.8%          13.7%          10.5%
                                           ====           ====           ====


11.  Segment Information

     BGF operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. BGF's principal market is the United States. Net sales by geographic area is presented below, with sales based on the location of the customer. BGF does not have any long-lived assets outside the United States.


                                          2000          1999          1998
                                      --------      --------      --------
  United States                       $186,050      $170,831      $186,144
  Foreign                               15,369        10,850        19,371
                                      --------      --------      --------
                                      $201,419      $181,681      $205,515
                                      ========      ========      ========

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)


12.  Commitments and Contingencies

     Leases.   BGF leases facilities and equipment. Generally, these leases contain renewal options under cancelable and noncancelable operating leases. Rent expense amounted to $711, $662 and $879 for the years ended December 31, 2000, 1999 and 1998, respectively. Under the terms of noncancelable operating leases, BGF is committed to the following future minimum lease payments at December 31, 2000:


               Fiscal Year
               -----------
               2001....................................   $476
               2002....................................    258
               2003....................................    166
               2004....................................     83
               2005....................................     17

     Legal and Environmental Matters. From time to time BGF is involved in various legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these legal matters will not have a material adverse impact on BGF's financial position or results of operations.

     In the course of a September 1998 environmental site assessment, BGF discovered reportable quantities of polychlorinated biphenyls ("PCBs") in the soil at a plant site in and around the former site of a heat transfer oil tank that the previous owner of the facility had removed in 1986, before BGF's 1988 acquisition. BGF has reported the contamination to the United States Environmental Protection Agency ("USEPA") Region 3 and the Virginia Department of Environmental Quality ("VDEQ").

     The USEPA and VDEQ have required additional sampling and site characterization, which is ongoing. BGF is currently developing a cleanup plan in conjunction with USEPA and VEDQ oversight. BGF will begin to implement this plan upon receiving approval from USEPA. Accordingly, actual cleanup costs remain uncertain. BGF may incur costs or liabilities relating to this and other environmental or safety and health matters in the future, including those relating to compliance with laws and requirements, remediation of contamination or claims by third parties.

     Machinery and Equipment.   On December 31, 2000, the Company had
outstanding purchase commitments on machinery and equipment of approximately $2.0 million.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)

13.  Related Party Transactions

     Related party balances at December 31, 2000, 1999 and 1998 and transactions for the years ended December 31 were as follows:

                                                                                      2000          1999         1998
                                                                                  --------      --------     --------
Trade accounts receivable from Porcher.......................................     $     42      $     98     $    213
                                                                                  ========      ========     ========
Trade accounts receivable from other affiliated companies....................     $    822      $     94     $     --
                                                                                  ========      ========     ========
Receivable for reimbursable expenses from Porcher............................     $     13      $    183     $     37
                                                                                  ========      ========     ========
Sales to Porcher and affiliates..............................................     $  1,946      $  1,001     $  1,672
                                                                                  ========      ========     ========
Management fees to affiliate of Porcher......................................     $    478      $    350     $    312
                                                                                  ========      ========     ========
Management fees included in accounts payable.................................     $    124      $     78     $    158
                                                                                  ========      ========     ========
Management fees to Porcher...................................................     $     12      $     43     $     12
                                                                                  ========      ========     ========
Fees to a subsidiary of Glass Holdings.......................................     $    949      $    585     $    950
                                                                                  ========      ========     ========
Fees to an affiliate included in accounts payable............................     $     22      $     21     $     --
                                                                                  ========      ========     ========
Due from affiliate in other current assets...................................     $     80      $    537     $  1,430
                                                                                  ========      ========     ========
Purchases from Porcher and affiliated companies, excluding Advanced
 Glassfiber Yarns, LLC.......................................................     $  5,419      $  7,123     $  7,023
                                                                                  ========      ========     ========
Affiliated purchases included in accounts payable............................     $    775      $  2,073     $  1,097
                                                                                  ========      ========     ========
Payable to Glass Holdings, for taxes included in accrued expenses............     $  4,883      $  8,154     $    855
                                                                                  ========      ========     ========
Non-interest bearing loan receivable from affiliate of Glass Holdings........     $    150      $     --     $     --
                                                                                  ========      ========     ========
Loan receivable from Glass Holdings..........................................     $126,310      $136,790     $136,790
                                                                                  ========      ========     ========
Payable to Advanced Glassfiber Yarns LLC.....................................     $  3,158      $  2,211     $  2,903
                                                                                  ========      ========     ========
Receivable from Advanced Glassfiber Yarns LLC................................     $    411      $    228     $    110
                                                                                  ========      ========     ========
Reimbursable expenses and lease income from Advanced Glassfiber Yarns LLC.....    $  1,282      $  1,465     $    796
                                                                                  ========      ========     ========
Purchases from Advanced Glassfiber Yarns LLC.................................     $ 41,279      $ 34,727     $ 11,185
                                                                                  ========      ========     ========
Management accounting and administrative fee income from a subsidiary
   of Glass Holdings.........................................................     $     --      $    351     $    658
                                                                                  ========      ========     ========
Management, technological support and administrative income from a joint
   venture of Glass Holdings.................................................     $     --      $      2     $     52
                                                                                  ========      ========     ========
Commissions to Porcher.......................................................     $    389      $     98     $    363
                                                                                  ========      ========     ========
Service fees from subsidiaries of Porcher....................................     $     32      $     24     $     43
                                                                                  ========      ========     ========
Purchase of assets from affiliate............................................     $     --      $    465     $     --
                                                                                  ========      ========     ========
Consulting fees to a director of BGF.........................................     $     11      $     15     $     --
                                                                                  ========      ========     ========
Interest income from Glass Holdings                                               $  1,200      $     --     $     --
                                                                                  ========      ========     ========

     In 1998, BGF loaned an officer $365. The loan was non-interest bearing and was payable upon the sale of the officer's former residence. The loan was paid in full in 2000.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)

13.  Related Party Transactions--(Continued)

     On September 30, 1998, AGY Holdings, an affiliate of BGF, purchased a 51% ownership interest in Advanced Glassfiber Yarns LLC for aggregate consideration of $338.9 million, including post-closing adjustments. In connection with the acquisition, BGF loaned Glass Holdings approximately $138.6 million to provide Glass Holdings a portion of the capital necessary to fund the acquisition. BGF raised the proceeds for this loan by borrowing (1) $88.4 million under the senior credit facility, and (2) $65.0 million under the senior subordinated credit facility which was refinanced in 1999 with senior subordinated notes (Note 7). The loan from BGF to Glass Holdings is evidenced by promissory notes that bear interest at the Cost of Funds Rate for BGF for the calendar year immediately preceding the date on which any interest is due. With respect to any period of determination, the Cost of Funds Rate means a rate per annum equal to the blended interest rate, as reasonably calculated by BGF, applicable to borrowings of BGF during such period in respect of indebtedness incurred by BGF, to fund the loan to Glass Holdings. Accrued interest is due and payable on the first business day of February of each year commencing on February 1, 1999 and on any date on which any principal is due. The promissory notes are payable on October 31, 2008 or such later date as may be agreed to by BGF and Glass Holdings. BGF has not recorded interest income earned under the terms of the loan agreement due to the fact that full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings' receipt of dividends and other distributions from its two subsidiaries, BGF and Advanced Glassfiber, which are currently restricted from paying dividends and other distributions under their debt agreements. Interest in arrears as of December 31, 2000 and 1999 totaled $27.4 million and $15.9 million, respectively. During December 2000, BGF received payments from Glass Holdings totaling $12.7 million. While there are interest amounts in arrears, BGF and Glass Holdings have agreed that any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest. Accordingly, BGF reflected $10.5 million of the cash payment received as a reduction of principal and $1.2 million was recognized as interest income (recorded in other income on the consolidated statement of operations in 2000). At December 31, 2000 and 1999, the loan to Glass Holdings has been included as a contra equity account in the financial statements.

     On October 5, 2000, Owens Corning, which owns a 49% economic interest in Advanced Glassfiber Yarns LLC (a major supplier of glass yarns to BGF), and certain of Owens Corning's United States subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the United States Bankruptcy Code. According to filings made by Owens Corning with the SEC, the Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" in accordance with the applicable provisions of the United States Bankruptcy Code. To date, Advanced Glassfiber, and consequently BGF, has not experienced interruptions in operations or supply of material. Although no assurances can be provided, the Company does not believe that Owens Corning's bankruptcy will have a material adverse effect on BGF's business, financial condition or results of operations.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (dollars in thousands)

14.  Quarterly Financial Information (Unaudited)

     The following table sets forth summary quarterly financial information for the years ended December 31, 2000 and 1999:

2000 By Quarter                               First             Second              Third              Fourth
---------------                               -----             ------              -----              ------
Net sales                                    $46,736            $48,280             $51,410           $54,993
Gross profit                                   7,890              7,921               9,452            10,326
Operating income                               5,745              5,757               7,425             7,409
Income before extraordinary item               1,362              1,551               2,401             3,066
Net income                                     1,362              1,551               2,401             3,066


1999 By Quarter                               First             Second              Third              Fourth
---------------                               -----             ------              -----              ------
Net sales                                    $45,832             $44,968             $44,770           $46,111
Gross profit                                   6,288               6,978               7,338             9,586
Operating income                               4,357               4,632               5,379             7,648
Income before extraordinary item                 355                 573               1,161             2,684
Net income                                      (674)                573               1,161             2,684


15.  Restructuring Charge

     In April 1999, management approved a restructuring plan which resulted in the reduction of BGF's workforce by 67 hourly and salary employees across the company. Employees affected by the plan were notified in May of 1999 and were terminated during 1999. As a result of the restructuring, BGF incurred charges of $769, included as a component of operating income in the accompanying 1999 financial statements. The charges incurred were costs for salaried employee severance. All restructuring costs were paid by June 2000.

                Schedule II - Valuation and Qualifying Accounts


                                (In thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                                            Column C
------------------------------------------------------------------------------------------------------------------------------------
            Column A                            Column B                    Additions                 Column D         Column E
------------------------------------------------------------------------------------------------------------------------------------
                                               Balance at        Charged to           Charged        Deductions     Balance at End
                                              of Beginning       Costs and         (Credited) to                       of Period
                                                 Period           Expenses        Other Accounts)
------------------------------------------------------------------------------------------------------------------------------------
 Allowance for doubtful accounts,
 returned goods and discounts deducted
 from accounts receivable
 in the balance sheets:
------------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 2000...........            $  769             $ --                $ (54)          $ 52             $  663
------------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1999...........            $  696             $ 83                $  --           $ 10             $  769
------------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1998...........            $  723             $ --                $ (23)          $  4             $  696
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
 Allowance for obsolete inventory:
------------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 2000...........            $1,372             $319                $  --           $ --             $1,691
------------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1999...........            $1,138             $234                $  --           $ --             $1,372
------------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1998...........            $1,067             $ 71                $  --           $ --             $1,138
------------------------------------------------------------------------------------------------------------------------------------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                             BGF INDUSTRIES, INC.


                                             By: /s/ Richard L. Cromer
                                                 ------------------------
                                                     Richard L. Cromer
                                                         President


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2001.

          Signature                               Title
          ---------                               -----



/s/ Robert Porcher                Chairman of the Board of Directors, Chief
-----------------------           Executive Officer and Director (Principal
Robert Porcher                    Executive Officer)


/s/ Graham A. Pope                Director
-----------------------
Graham A. Pope


/s/ Richard L. Cromer             President
-----------------------
Richard L. Cromer


/s/ Philippe R. Dorier            Chief Financial Officer (Principal Financial
-----------------------           and Accounting Officer)
Philippe R. Dorier

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

   4.3 Registration Rights Agreement dated as of January 21, 1999, by and between BGF Industries, Inc. and the Initial Purchaser

   10.1 Deferred Compensation Agreement, dated November 13, 1995, by and between BGF Industries, Inc. and Graham A. Pope /(1)/

   10.2 Deferred Compensation Agreement, dated April 1, 1998, by and between BGF Industries, Inc. and Richard L. Cromer /(1)/

   10.3 Deferred Compensation Agreement, dated April 16, 1990, by and between BGF, Industries, Inc. and James R. Henderson /(1)/

   10.4 Deferred Compensation Agreement, dated January 28, 1993, by and between BGF Services, Inc. and Philippe Dorier /(1)/

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

   10.14+ Second Amendment to Credit Agreement, dated December 16, 1999, by and among BGF Industries, Inc. (the "Borrower"), certain Domestic Subsidiaries of the Borrower party thereto (collectively the "Guarantors"), several banks and other financial institutions party thereto (the "Lenders") and First Union National Bank (the "Agent").

   10.15++ Syndication Amendment and Assignment, dated November 30, 1998, by and among BGF Industries, Inc. (the "Borrower"), certain Domestic Subsidiaries of the Borrower party thereto (collectively the "Guarantors"), the Existing Lender (as defined therein), the New Lenders (as defined therein), and First Union National Bank (the "Agent").

   10.16+++ Lease Agreement, dated December 1, 1999 by and between Lawson Family LLC and BGF Industries, Inc.

Exhibit No.                          Description of Exhibit
-----------                          ----------------------

   10.17* Lease Agreement, dated October 1, 2000 by and between Edgar J.T. Perrow and BGF Industries, Inc.

   12*         Statement of Computation of Ratios

   21*         Subsidiaries of BGF

   24*         Powers of Attorney (included on signature page)

   99.1*       Reconciliation of net income to EBITDA


_____________________________

+ Exhibit is incorporated by reference herein to Exhibit 99.1 to the Company's Form 8-K, dated March 8, 2000.

++ Exhibit is incorporated by reference herein to Exhibit 99.2 to the Company's Form 8-K, dated March 8, 2000.

+++ Exhibit is incorporated by reference herein to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

*    Filed herewith.

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(C) of this Report.