Form 10-Q
period 2001-03-31
BGF INDUSTRIES INC
filed 2001-05-10
CIK 1078394

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                ----------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of May 10, 2001.



================================================================================

                              BGF INDUSTRIES, INC.
           QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                               Page No.
                                                                                               --------

PART I.        FINANCIAL INFORMATION

Item  1.       Consolidated Financial Statements

               Consolidated Balance Sheets as of March 31, 2001 (unaudited)
               and December 31, 2000                                                              1

               Consolidated Statements of Operations for the three months ended
               March 31, 2001 and 2000 (unaudited)                                                2
               Consolidated Statements of Cash Flows for the three months ended
               March 31, 2001 and 2000 (unaudited)                                                3

               Notes to the Consolidated Financial Statements                                     4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations
                      Overview                                                                    8
                      Results of Operations                                                       9
                      Liquidity and Capital Resources                                            10
                      Disclosure Regarding Forward-Looking Statements                            11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                        12


                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                             March 31,       December 31,
                                                                               2001              2000
                                                                               ----              ----
                                                                           (unaudited)

                                  ASSETS
Current assets:
     Cash and cash equivalents                                              $      13         $       8
     Trade accounts receivable, net                                            22,611            28,709
     Inventories                                                               44,879            36,745
     Other current assets                                                       3,537             3,070
                                                                            ---------         ---------
           Total current assets                                                71,040            68,532
Net property, plant and equipment                                              56,824            54,488
Other noncurrent assets, net                                                   12,956            13,373
                                                                            ---------         ---------
     Total assets                                                           $ 140,820         $ 136,393
                                                                            =========         =========

              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Book overdraft                                                         $   4,172         $   5,652
     Accounts payable                                                          11,449            11,233
     Accrued liabilities                                                       11,904            13,906
     Current portion of long-term debt                                          3,812             3,106
                                                                            ---------         ---------
           Total current liabilities                                           31,337            33,897
Long-term debt, net of discount of $1,567 and $1,617, respectively            119,821           114,477
Post-retirement benefit and pension obligation                                  3,825             3,596
                                                                            ---------         ---------
     Total liabilities                                                        154,983           151,970
                                                                            ---------         ---------

Commitments and contingencies

Stockholder's equity (deficit):
     Common stock, $1.00 par value. Authorized 3,000 shares; issued
       and outstanding 1,000 shares                                                 1                 1
     Capital in excess of par value                                            34,999            34,999
     Retained earnings                                                         77,199            75,733
     Accumulated other comprehensive income (loss)                                (52)                -
     Loan to parent                                                          (126,310)         (126,310)
                                                                            ---------         ---------
           Total stockholder's equity (deficit)                               (14,163)          (15,577)
                                                                            ---------         ---------
           Total liabilities and stockholder's equity (deficit)             $ 140,820         $ 136,393
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

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                          For the Three Months
                                                             Ended March 31,
                                                        ------------------------
                                                            2001         2000
                                                        ------------------------
                                                               (unaudited)
Net sales                                                $  46,558     $  46,736
Cost of goods sold                                          38,301        38,846
                                                         ---------     ---------
         Gross profit                                        8,257         7,890
Selling, general and administrative expenses                 2,700         2,145
                                                         ---------     ---------
     Operating income                                        5,557         5,745
Interest expense                                             3,296         3,665
Other income, net                                             (121)         (122)
                                                         ---------     ---------
     Income before income taxes                              2,382         2,202
Income tax expense                                             916           840
                                                         ---------     ---------
         Net income                                      $   1,466     $   1,362
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

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                               For the Three Months
                                                                                   Ended March 31,
                                                                         --------------------------------
                                                                                2001            2000
                                                                         --------------------------------
                                                                                      (unaudited)
Cash flows from operating activities:
    Net income                                                                $  1,466       $  1,362
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
        Depreciation                                                             2,112          2,043
        Amortization                                                               242            243
        Amortization of discount on notes                                           50             50
        Deferred income taxes                                                   (1,132)        (1,326)
        Post-retirement benefit obligation                                         229            (88)
        (Gain) loss on disposal of equipment                                       184              -
    Change in assets and liabilities:
        Trade accounts receivable, net                                           6,098         (1,240)
        Other current assets                                                       665            109
        Inventories                                                             (8,134)        (2,008)
        Other assets                                                               175              -
        Accounts payable                                                        (1,645)         3,314
        Accrued liabilities                                                     (2,054)        (1,457)
                                                                              --------       --------
           Net cash (used in) provided by operating activities                  (1,744)         1,002
                                                                              --------       --------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                  (2,771)          (704)
                                                                              --------       --------
           Net cash used in investing activities                                (2,771)          (704)
                                                                              --------       --------

Cash flows from financing activities:
    Book overdraft                                                              (1,480)          (294)
    Proceeds from revolving credit facility                                     10,000          5,000
    Payments on revolving credit facility                                       (4,000)        (5,000)
                                                                              --------       --------
          Net cash provided by (used in) financing activities                    4,520           (294)
                                                                              --------       --------

Net increase in cash and cash equivalents                                            5              4
Cash and cash equivalents at beginning of period                                     8             17
                                                                              --------       --------
Cash and cash equivalents at end of period                                    $     13       $     21
                                                                              ========       ========

Supplemental disclosure of non-cash investing activities:
    Property and equipment financed in accounts payable                       $  1,861       $    692
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

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


1.    Basis of Presentation

      The accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

      These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2000 on file with the Securities and Exchange Commission in the 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

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

      Effective at the beginning of the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and related amendments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the limited use of derivative instruments, the adoption of SFAS No. 133 did not have a significant effect on the Company's financial condition or statement of operations.

      Total comprehensive income for the quarter ended March 31, 2001 includes net income and the change in unrealized loss on derivative instruments as shown below:

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (dollars in thousands)


1.   Basis of Presentation (Continued)






       Net income                                                  $1,466
       Other comprehensive income (loss):
            Cumulative effect of change in accounting                 183
            principle (net of tax)
            Change in fair value of cash flow hedge (net             (235)
            of tax)                                                ------


       Total comprehensive income                                  $1,414
                                                                   ======


      As of March 31, 2001, approximately $52 of deferred net losses on derivative instruments included in accumulated other comprehensive income are expected to be reclassified to net income during the next twelve months.


2.    Inventories

     Inventories consist of the following:

                                         March 31,     December 31,
                                           2001           2000
                                       ------------   ------------
                                       (unaudited)
     Supplies                            $   1,952      $   1,896
     Raw materials                           4,100          4,607
     Stock-in-process                        6,958          6,536
     Finished goods                         31,869         23,706
                                          --------       --------
                                          $ 44,879       $ 36,745
                                          ========       ========

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (dollars in thousands)

3.   Other Noncurrent Assets

     Other noncurrent assets consist of the following:

                                                                                March 31,      December 31,
                                                                                  2001             2000
                                                                               -----------     -------------
                                                                               (unaudited)
     Excess of acquisition cost over assigned value of net assets acquired       $  5,809        $  5,809
     Debt issuance costs                                                            6,143           6,143
                                                                                 --------        --------
                                                                                   11,952          11,952
     Accumulated amortization                                                      (2,759)         (2,515)
                                                                                 --------        --------
                                                                                    9,193           9,437
     Deferred income taxes                                                          3,387           3,387
     Other                                                                            376             549
                                                                                 --------        --------
                                                                                 $ 12,956        $ 13,373
                                                                                 ========        ========

4.   Accrued Liabilities

     Accrued liabilities consist of the following:

                                                                                March 31,      December 31,
                                                                                  2001             2000
                                                                               -----------     -------------
                                                                               (unaudited)
     Income Taxes                                                                $  6,809        $  4,883
     Payroll                                                                          204             173
     Profit sharing and other benefits                                                759           2,664
     Interest                                                                       2,216           4,817
     Other                                                                          1,916           1,369
                                                                                 --------        --------
                                                                                 $ 11,904        $ 13,906
                                                                                 ========        ========

5.   Long-term Debt

     Long-term debt consists of the following:

                                                                                March 31,      December 31,
                                                                                  2001             2000
                                                                               -----------     -------------
                                                                               (unaudited)
     Senior Credit Facility:
        Amortizing Term Loan                                                     $ 19,200        $ 19,200
        Revolving Credit Facility                                                   6,000               -
     Senior Subordinated Notes, net of amortized discount                          98,433          98,383
                                                                                 --------        --------
                                                                                  123,633         117,583
     Less current portion                                                           3,812           3,106
                                                                                 --------        --------
     Long-term debt                                                              $119,821        $114,477
                                                                                 ========        ========


                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (dollars in thousands)


6.   Segment Information

     BGF operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. BGF's principal market is the United States. Net sales information by geographic area is presented below, with sales based on the location of the customer. BGF does not have any long-lived assets outside the United States.


                                       For the Three Months Ended
                                                March 31,
                                      ------------------------------
                                           2001           2000
                                      ------------------------------
                                               (unaudited)
     United States                       $43,935        $43,666
     Foreign                               2,623          3,070
                                         -------        -------
                                         $46,558        $46,736
                                         =======        =======


7.   Commitments and Contingencies

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

         You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with our audited consolidated financial statements and related notes as of and for the year ended December 31, 2000 set forth in our 2000 Annual Report on Form 10-K.

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

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

                                                        For the Three Months
                                                           Ended March 31,
                                                    ----------------------------
                                                        2001         2000
                                                    ----------------------------
                                                            (unaudited)
Net sales                                              100.0 %      100.0 %
Cost of goods sold                                      82.3 %       83.1 %
                                                     -------      -------
  Gross profit                                          17.7 %       16.9 %
Selling, general and administrative expenses             5.8 %        4.6 %
                                                     -------      -------
  Operating income                                      11.9 %       12.3 %
Interest expense                                         7.1 %        7.8 %
Other income, net                                       (0.3)%       (0.2)%
                                                     -------      -------
      Income before income taxes                         5.1 %        4.7 %
Income tax expense                                       2.0 %        1.8 %
                                                     -------      -------
      Net income                                         3.1 %        2.9 %
                                                     =======      =======


         EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. EBITDA is calculated as follows (in thousands):

                                                        For the Three Months
                                                           Ended March 31,
                                                  ------------------------------
                                                        2001         2000
                                                  ------------------------------
                                                           (unaudited)
Net income                                          $  1,466     $  1,362
Depreciation and amortization                          2,157        2,089
Interest                                               3,296        3,665
Taxes                                                    916          840
                                                     -------      -------
EBITDA                                               $ 7,835      $ 7,956
                                                     =======      =======

         EBITDA for the quarter ended March 31, 2001 decreased $0.2 million, or 2.5%, to $7.8 million from $8.0 million for the quarter ended March 31, 2000.

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

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Net Sales. Net sales decreased $0.1 million, or 0.2%, to $46.6 million in the three months ended March 31, 2001, from $46.7 million in the three months ended March 31, 2000, primarily due to a decrease in our sales of filtration, construction and insulation products of $2.9 million, or 25.3%, in these markets, offset by an increase of $2.6 million, or 23.3%, in sales of glass, carbon and aramid fibers used in various composite materials. Our sales to the electronics markets remained relatively flat in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. However, due to current inventory adjustments in the electronics industry, we expect sales to the electronics market to decrease in the second quarter of 2001.

         Gross Profit. Gross profit margins increased to 17.7% in the three months ended March 31, 2001, from 16.9% in the three months ended March 31, 2000, primarily due to the shifts in product mix discussed above, as well as price increases in the electronics and filtration markets.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 5.8% of net sales in the three months ended March 31, 2001 from 4.6% of net sales in the three months ended March 31, 2000. This was primarily due to increased accruals for profit sharing and management fees.

         Operating Income. As a result of the aforementioned factors, operating income decreased $0.1 million to $5.6 million, or 11.9% of net sales, in the three months ended March 31, 2001, from $5.7 million, or 12.3% of net sales, in the three months ended March 31, 2000.

         Interest Expense. Interest expense decreased $0.4 million to $3.3 million, or 7.1% of net sales, in the three months ended March 31, 2001 from $3.7 million, or 7.8% of net sales, in the three months ended March 31, 2000, due to payments on the term loan offset by increased borrowings on the revolving credit facility.

         Income Tax Expense. The effective tax rate in the three months ended March 31, 2001 and 2000 of 38.5% and 38.1% respectively, was higher than the federal statutory rate of 35.0% primarily due to the effect of state income taxes.

         Net Income. As a result of the aforementioned factors, net income increased $0.1 million to $1.5 million in the three months ended March 31, 2001, from $1.4 million in the three months ended March 31, 2000.


Liquidity and Capital Resources

         Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our future need for liquidity will arise primarily from interest payments on our 10 1/4% Series B Senior Subordinated Notes due 2009 and our senior credit facility, principal payments on the senior credit facility, and the funding of our capital expenditures and working capital requirements. There are no mandatory principal payments on our notes scheduled prior to their maturity.

         At March 31, 2001, we had outstanding $123.6 million of long-term debt, consisting of $19.2 million under the term loan of our senior credit facility, $6.0 million under the revolving credit facility and $98.4 million under our notes (net of discount of $1.6 million). We had $54.0 million available under our revolving credit facility.

         Net Cash Used in Operating Activities. Net cash used in operating activities was $1.7 million for the three months ended March 31, 2001 and was primarily the result of an increase in inventory of $(8.1) million and a decrease in accounts payable and accrued liabilities of $(3.7) million offset by a decrease in accounts receivable of $6.1 million.

         Net Cash Used in Investing Activities. Net cash used in investing activities was $2.8 million for the three months ended March 31, 2001 and was the result of purchases of property, plant and equipment.

         We have historically financed our capital expenditures through cash flow from operations and borrowings under our credit facilities. We anticipate total capital expenditures in 2001 to be approximately $19.5 million. However, depending upon our operating performance, our actual capital expenditures during 2001 may be less than our planned capital expenditures. We have purchased 78 new looms in the three months ended March 31, 2001, for our heavyweight production facility in South Hill, Virginia in order to change part of the fabric production at that location from heavyweight fabrics to lightweight fabrics in order to meet ongoing changes in market demand for these products. We are in the process of expanding our lightweight fabric production facility in South Hill, Virginia to accommodate additional looms and finishing units.

         Net Cash Used in Financing Activities. Net cash used in financing activities was $4.5 million for the three months ended March 31, 2001 and was primarily the result of borrowings on the revolving credit facility offset by a decrease in book overdraft.

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

         This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in our 2000 Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

         We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

              The effects of potential changes in currency exchange rates and interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest and currency exchange rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward-Looking Statements."

         Our senior credit facility is subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility. The senior credit facility bears interest based on LIBOR. Our risk management strategy is to use derivative financial instruments, such as swaps, to hedge interest rate exposures. In addition, we are exposed to foreign currency exchange rate risk mainly as a result of our purchases of fixed assets from Japanese sources. Our risk management strategy is to use derivative financial instruments to hedge these foreign currency exposures. Our overall objective is to limit the impact of foreign currency and interest rate changes on earnings and cash flows. We do not enter into derivatives for trading or speculative purposes.

         At March 31, 2001, we had an interest rate swap agreement effective through September 30, 2004 on a notional amount of $19.2 million. Under this agreement, we have secured a fixed LIBOR rate of interest of 5.04% on the notional amount that is reduced in a manner consistent with the amortization of the principal on our term loan. This swap effectively changes our payment of interest on $19.2 million of variable rate debt to a fixed rate for the contract period.

         The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2001, we would have paid approximately $80,000 to terminate the agreement. A 100 basis point decrease in LIBOR would increase the amount paid by approximately $295,000. The fair value is based on dealer quotes, considering current interest rates. The unrealized loss on this derivative instrument is a component of other comprehensive income (loss).

         We entered into two Japanese Yen hedges on October 6, 2000, in order to hedge purchases of fixed assets in Japanese Yen in 2001. The fixed assets were received in February 2001 with payment anticipated in October and November 2001. As of March 31, 2001, the notional value of our foreign currency hedging instruments was $2.0 million, and the approximate fair value was $(340,000). The potential fair value of this financial instrument resulting from a hypothetical 10% decrease in the Japanese Yen relative to the U.S. dollar would be approximately $(160,000) as of March 31, 2001. The potential fair value of the financial instrument resulting from a hypothetical 10% increase in the Japanese Yen relative to the U.S. dollar would be approximately $(500,000) as of March 31, 2001. The fair value is based on dealer quotes, considering current exchange rates.

         Actual gains and losses in the future may differ materially from the above analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges.

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

Date:  May 10, 2001