Form 10-Q
period 2001-06-30
BGF INDUSTRIES INC
filed 2001-08-13
CIK 1078394

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

                  For the quarterly period ended June 30, 2001

                          Commission File No. 333-72321

                              BGF Industries, Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                      2221                        56-1600845
(State of incorporation)   (Primary Standard Industrial       (I.R.S. Employer
                          Classification Code Number)        Identification No.)


3802 Robert Porcher Way, Greensboro, North Carolina                 27410
(Address of registrant's principal executive office)              (Zip Code)

                                 (336) 545-0011
              (Registrant's telephone number, including area code)
                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of August 13, 2001.


================================================================================

                              BGF INDUSTRIES, INC.
           QUARTERLY REPORT FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS
                                                                                        Page No.
                                                                                        --------
PART I.        FINANCIAL INFORMATION

Item  1.       Consolidated Financial Statements

               Consolidated Balance Sheets as of June 30, 2001 (unaudited)
               and December 31, 2000                                                            1

               Consolidated Statements of Operations for the three months
               and six months ended June 30, 2001 and 2000 (unaudited)                          2

               Consolidated Statements of Cash Flows for the six months
               ended June 30, 2001 and 2000 (unaudited)                                         3

               Notes to the Consolidated Financial Statements                                   4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations
                      Overview                                                                  8
                      Results of Operations                                                     9
                      Liquidity and Capital Resources                                          11
                      Disclosure Regarding Forward Looking Statements                          12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                      13

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                 June 30,    December 31,
                                                                                   2001         2000
                                                                                   ----         ----
                                                                               (unaudited)
                                  ASSETS
Current assets:
     Cash and cash equivalents                                                 $      16    $        8
     Trade accounts receivable, net                                               17,493        28,709
     Inventories                                                                  49,502        36,745
     Other current assets                                                          6,174         3,070
                                                                               ---------    ----------
           Total current assets                                                   73,185        68,532
Net property, plant and equipment                                                 60,174        54,488
Other noncurrent assets, net                                                      14,921        13,373
                                                                               ---------    ----------
     Total assets                                                              $ 148,280    $  136,393
                                                                               =========    ==========

              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Book overdraft                                                            $   7,467    $    5,652
     Accounts payable                                                              8,666        11,233
     Accrued liabilities                                                           9,433        13,906
     Current portion of long-term debt                                             4,407         3,106
                                                                               ---------    ----------
           Total current liabilities                                              29,973        33,897
Long-term debt, net of discount of  $1,517 and $1,617, respectively              119,680       114,477
Post-retirement and pension benefit obligations                                    4,086         3,596
                                                                               ---------    ----------
     Total liabilities                                                           153,739       151,970
                                                                               ---------    ----------
Commitments and contingencies

Stockholder's equity (deficit):
     Common stock, $1.00 par value. Authorized 3,000 shares; issued
       and outstanding 1,000 shares                                                    1             1
     Capital in excess of par value                                               34,999        34,999
     Retained earnings                                                            77,218        75,733
     Accumulated other comprehensive income (loss)                                   (65)           --
     Loan to parent                                                             (117,612)     (126,310)
                                                                               ---------    ----------
           Total stockholder's equity (deficit)                                   (5,459)      (15,577)
                                                                               ---------    ----------
           Total liabilities and stockholder's equity (deficit)                $ 148,280    $  136,393
                                                                               =========    ==========




The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                      For the Three Months           For the Six Months
                                                         Ended June 30,                Ended June 30,
                                                    --------------------------     ------------------------
                                                       2001          2000             2001           2000
                                                    --------------------------     ------------------------
                                                           (unaudited)                   (unaudited)
Net sales                                              $34,426      $48,280           $80,984     $95,016
Cost of goods sold                                      30,406       40,359            68,707      79,205
                                                       -------      -------           -------     -------
         Gross profit                                    4,020        7,921            12,277      15,811
Selling, general and administrative expenses             1,867        2,164             4,567       4,309
                                                       -------      -------           -------     -------
     Operating income                                    2,153        5,757             7,710      11,502
Interest expense                                         3,112        3,341             6,408       7,006
Other income, net                                         (990)        (106)           (1,111)       (228)
                                                       -------      -------           -------     -------
     Income before income taxes                             31        2,522             2,413       4,724
Income tax expense                                          12          971               928       1,811
                                                       -------      -------           -------     -------
         Net income                                    $    19      $ 1,551           $ 1,485     $ 2,913
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

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                  For the Six Months
                                                                                    Ended June 30,
                                                                            --------------------------------
                                                                                  2001          2000
                                                                            --------------------------------
                                                                                       (unaudited)
  Cash flows from operating activities:
    Net earnings                                                                  1,485        $  2,913
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
        Depreciation                                                              4,147           4,183
        Amortization of other noncurrent assets                                     484             485
        Amortization of discount on notes                                           100             100
        Deferred income taxes                                                    (2,436)         (2,563)
        Post-retirement and pension benefit obligations                             490             (43)
        (Gain) loss on disposal of equipment                                        178             (13)
    Change in assets and liabilities:
        Trade accounts receivable, net                                           11,216          (2,428)
        Other current assets                                                     (2,876)            738
        Inventories                                                             (12,757)           (461)
        Other assets                                                                111              --
        Accounts payable                                                         (4,698)          2,343
        Accrued liabilities                                                      (4,473)          3,632
                                                                               --------        --------
           Net cash (used in) provided by operating activities                   (9,029)          8,886
                                                                               --------        --------
Cash flows from investing activities:
       Purchases of property, plant and equipment                                (7,944)         (2,063)
       Proceeds from sale of equipment                                               64              36
                                                                               --------        --------
            Net cash used in investing activities                                (7,880)         (2,027)
                                                                               --------        --------
Cash flows from financing activities:
       Book overdraft                                                             1,815           3,141
       Proceeds from revolving credit facility                                   33,000          14,000
       Payments on revolving credit facility                                    (23,000)        (24,000)
       Payments on term loan                                                     (3,596)             --
       Payment received on loan to parent                                         8,698              --
                                                                               --------        --------
           Net cash provided by (used in) financing activities                   16,917          (6,859)
                                                                               --------        --------

Net increase in cash and cash equivalents                                             8              --
Cash and cash equivalents at beginning of period                                      8              17
                                                                               --------        --------
Cash and cash equivalents at end of period                                     $     16        $     17
                                                                               ========        ========
Supplemental disclosure of non-cash investing activities:
    Property and equipment financed in accounts payable                        $  2,131        $    538
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

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)

1.  Basis of Presentation

      The accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

      Total comprehensive income includes net income and the change in unrealized loss on derivative instruments as shown below:

                                                                  For the Three    For the Six
                                                                  Months Ended     Months Ended
                                                                  June 30, 2001   June 30, 2001
                                                                  -------------   -------------
     Net income                                                        $   19         $  1,485
     Other comprehensive income (loss):
       Cumulative effect of change in accounting principle                                 183
       (net of tax)
       Change in fair value of cash flow hedge                            (13)            (248)
       (net of tax)                                                    -------        --------

     Total comprehensive income:                                       $   (6)        $  1,420
                                                                       =======        ========

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)


1. Basis of Presentation (Continued)

     As of June 30, 2001, approximately $65 of deferred net losses on derivative instruments included in accumulated other comprehensive income are expected to be reclassified to net income during the next twelve months.


2. Inventories

    Inventories consist of the following:

                                      June 30,       December 31,
                                        2001             2000
                                     ---------        ---------
                                    (unaudited)

    Supplies                        $    1,871        $   1,896
    Raw materials                        3,333            4,607
    Stock-in-process                     6,603            6,536
    Finished goods                      37,695           23,706
                                     ---------        ---------
                                     $  49,502        $  36,745
                                     =========        =========

3. Other Noncurrent Assets

   Other noncurrent assets consist of the following:

                                                                                June 30,      December 31,
                                                                                  2001           2000
                                                                               ---------       ---------
                                                                              (unaudited)
     Excess of acquisition cost over assigned value of net assets acquired       $ 5,809         $  5,809
     Debt issuance costs                                                           6,143            6,143
                                                                                 -------         --------
                                                                                  11,952           11,952
     Accumulated amortization                                                     (2,999)          (2,515)
                                                                                 -------         --------
                                                                                   8,953            9,437
     Deferred income taxes                                                         5,595            3,387
     Other                                                                           373              549
                                                                                 -------         --------
                                                                                 $14,921          $13,373
                                                                                 =======          =======

                             BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)


4. Accrued Liabilities

   Accrued liabilities consist of the following:

                                                                                June 30,         December 31,
                                                                                  2001              2000
                                                                              -----------        ----------
                                                                              (unaudited)
     Income taxes                                                               $  1,080         $  4,883
     Payroll                                                                         387              173
     Profit sharing and other benefits                                               650            2,664
     Interest                                                                      4,710            4,817
     Other                                                                         2,606            1,369
                                                                                --------         --------
                                                                                $  9,433         $ 13,906
                                                                                ========         ========
5.   Debt

     Debt consists of the following:
                                                                                June 30,         December 31,
                                                                                  2001              2000
                                                                              -----------        ----------
                                                                              (unaudited)
     Senior Credit Facility
        Amortizing Term Loan                                                    $ 15,604         $ 19,200
        Revolving Credit Facility                                                 10,000               --
     Senior subordinated notes, net of amortized discount                         98,483           98,383
                                                                               ---------        ---------
                                                                                 124,087          117,583
     Less current portion                                                          4,407            3,106
                                                                               ---------        ---------
     Long-term debt                                                            $ 119,680        $ 114,477
                                                                               =========        =========

     BGF was in compliance with the financial covenants contained in its senior credit facility as of June 30, 2001. BGF expects to renegotiate these covenants to remain in compliance as of September 30, 2001 and for the remainder of this fiscal year.

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

                                               For the Three Months Ended             For the Six Months
                                                        June 30                         Ended June 30
                                            --------------------------------     -----------------------------
                                                 2001            2000                2001           2000
                                            --------------------------------     -----------------------------
                                                     (unaudited)                         (unaudited)
     United States                             $33,032          $44,264            $76,942        $88,038
     Foreign                                     1,394            4,016              4,042          6,978
                                              --------          -------            -------        -------
                                               $34,426          $48,280             80,984        $95,016
                                               =======          =======            =======        =======

7.   Commitments and Contingencies

      From time to time, BGF is involved in various legal proceedings and environmental matters arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on BGF's financial position or results or operations.

8.   Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which are required to be adopted by the Company at the beginning of 2002. Management is currently evaluating the effects of these Statements.

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

Results of Operations

         The following table summarizes our historical results of operations as a percentage of net sales:

                                                        For the Three Months              For the Six Months
                                                           Ended June 30,                   Ended June 30,
                                                    ------------------------------  --------------------------------
                                                        2001           2000              2001           2000
                                                    ------------------------------  --------------------------------
                                                            (unaudited)                      (unaudited)
Net sales                                                100.0%       100.0%             100.0%         100.0%
Cost of goods sold                                        88.3%        83.6%              84.8%          83.4%
                                                        -------      -------            -------        -------
  Gross profit                                            11.7%        16.4%              15.2%          16.6%
Selling, general and administrative expenses               5.4%         4.5%               5.7%           4.5%
                                                        -------      -------            -------        -------
  Operating income                                         6.3%        11.9%               9.5%          12.1%
Interest expense                                           9.0%         6.9%               7.9%           7.4%
Other income, net                                         (2.8)%       (0.2)%             (1.4)%         (0.3)%
                                                        -------      -------            -------        -------
  Income before income taxes                               0.1%         5.2%               3.0%           5.0%
  Income tax expense                                       0.0%         2.0%               1.1%           1.9%
                                                        -------      -------            -------        -------
  Net income                                               0.1%         3.2%               1.9%           3.1%
                                                        =======      =======            =======        =======



         EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. EBITDA is calculated as follows (in thousands):

                                      For the Three Months              For the Six Months
                                         Ended June 30,                  Ended June 30,
                                  ------------------------------ ---------------------------------
                                      2001           2000             2001            2000
                                  ------------------------------ ---------------------------------
                                           (unaudited)                     (unaudited)
Net income                          $     19       $1,551          $  1,485      $  2,913
Depreciation and amortization          2,080        2,185             4,237         4,274
Interest                               3,112        3,341             6,408         7,006
Taxes                                     12          971               928         1,811
                                      ------      -------           -------       -------
EBITDA                                $5,223      $ 8,048           $13,058       $16,004
                                      ======      =======           =======       =======

         EBITDA for the quarter ended June 30, 2001 decreased $2.8 million, or 35.0%, to $5.2 million from $8.0 million for the quarter ended June 30, 2000, and for the six months ended June 30, 2001 decreased by $2.9 million, or 18.1%, to $13.1 million from $16.0 million for the six months ended June 30, 2000.

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

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Net Sales. Net sales decreased $13.9 million, or 28.8%, to $34.4 million in the three months ended June 30, 2001, from $48.3 million in the three months ended June 30, 2000. While sales of glass, carbon and aramid fibers used in various composite materials increased during the second quarter of 2001 by $2.3 million as compared to the second quarter of 2000, our sales of electronics fabrics used in multi-layer and rigid printed circuit boards decreased $15.6 million, or 61.9% for the same period. The decrease in sales of electronics fabrics was primarily a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001. We do not expect sales to the electronics market to increase during the third quarter of 2001. In response to these market conditions, we have reduced production schedules and focused on operating cost reductions. Effective August 2001, we have laid off approximately 10% of our wage work force.

         Gross Profit Margins. Gross profit margins decreased to 11.7% in the three months ended June 30, 2001, from 16.4% in the three months ended June 30, 2000, due primarily to the shifts in product mix discussed above as well as lower sales and production volumes resulting in less absorption of fixed costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 5.4% of net sales in the three months ended June 30, 2001 from 4.5% of net sales in the three months ended June 30, 2000. This was primarily due to lower sales volumes offset by decreased accruals for profit sharing and bonuses during the second quarter of 2001.

         Operating Income. As a result of the aforementioned factors, operating income decreased $3.7 million to $2.1 million, or 6.3% of net sales, in the three months ended June 30, 2001, from $5.8 million, or 11.9% of net sales, in the three months ended June 30, 2000.

         Interest Expense. Interest expense decreased $0.2 million to $3.1 million, or 9.0% of net sales, in the three months ended June 30, 2001 from $3.3 million, or 6.9% of net sales, in the three months ended June 30, 2000, due to payments on the senior credit facility.

         Other Income, Net. Other income increased $0.9 million to $1.0 million, or 2.8% of net sales, in the three months ended June 30, 2001, from $0.1 million, or 0.2% of net sales, in the three months ended June 30, 2000. During June 2001, BGF received payments from Glass Holdings totaling $9.7 million on the loan held by BGF. BGF and Glass Holdings have agreed that any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest. Accordingly, BGF reflected $8.7 million of the cash payment received as a reduction of principal and $1.0 million was recognized as interest income (recorded in other income on the consolidated statement of operations in 2001).

         Income Tax Expense. The effective tax rate in the three months ended June 30, 2001 and 2000 of 38.7% and 38.5%, respectively, was higher than the federal statutory rate of 35.0% primarily due to the effect of state income taxes.

         Net Income. As a result of the aforementioned factors, net income decreased $1.6 million to $19,000 in the three months ended June 30, 2001, from $1.6 million in the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Net Sales. Net sales decreased $14.0 million, or 14.7%, to $81.0 million in the six months ended June 30, 2001, from $95.0 million in the six months ended June 30, 2000. While sales of glass, carbon and aramid fibers used in various composite materials increased $4.9 million during the six months ended June 30, 2001, as compared to the same period in 2000, our sales of electronics fabrics used in multi-layer and rigid printed circuit boards decreased $15.6 million, or 33.4% for the same period. The decrease in sales of electronics fabrics was primarily a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001. We do not expect sales to the electronics market to increase during the third quarter of 2001. In response to these market conditions, we have reduced production schedules and focused on operating cost reductions. Effective August 2001, we have laid off approximately 10% of our wage work force.

         Gross Profit Margins. Gross profit margins decreased to 15.2% in the six months ended June 30, 2001 from 16.6% in the six months ended June 30, 2000, due primarily to the shifts in product mix, discussed above as well as lower sales and production volumes resulting in less absorption of fixed costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 5.7% of net sales in the six months ended June 30, 2001 from 4.5% of net sales in the six months ended June 30, 2000. This was primarily due to lower sales volumes offset by decreased accruals for profit sharing and bonuses during the six months ended June 30, 2000.

         Operating Income. As a result of the aforementioned factors, operating income decreased $3.8 million to $7.7 million, or 9.5% of net sales, in the six months ended June 30, 2001, from $11.5 million, or 12.1% of net sales, in the six months ended June 30, 2000.

         Interest Expense. Interest expense decreased $0.6 million to $6.4 million, or 7.9% of net sales, in the six months ended June 30, 2001, from $7.0 million, or 7.4% of net sales, in the six months ended June 30, 2000, due to the payments on the senior credit facility.

         Other Income, Net. Other income increased $0.9 million to $1.1 million, or 1.4% of net sales, in the six months ended June 30, 2001 from $0.2 million, or 0.3% of net sales, in the six months ended June 30, 2001. During June 2001, BGF received payments from Glass Holdings totaling $9.7 million on the loan held by BGF. BGF and Glass Holdings have agreed that any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest. Accordingly, BGF reflected $8.7 million of the cash payment received as a reduction of principal and $1.0 million was recognized as interest income (recorded in other income on the consolidated statement of operations in 2001).

         Income Tax Expense. The effective tax rate in the six months ended June 30, 2001 and 2000 of 38.4% and 38.3%, respectively, was higher than the federal statutory rate of 35.0% primarily due to the effect of state income taxes.

         Net Income. As a result of the aforementioned factors, net income decreased $1.4 million to $1.5 million in the six months ended June 30, 2001, from $2.9 million in the six months ended June 30, 2000.

Liquidity and Capital Resources

         Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our future need for liquidity will arise primarily from interest payments on our 10 1/4% Series B Senior Subordinated Notes due 2009 and our senior credit facility, principal payments on the senior credit facility, and the funding of our capital expenditures and working capital requirements. There are no mandatory payments of principal on our notes scheduled prior to their maturity.

         At June 30, 2001, we had outstanding $124.1 million of long-term debt, consisting of $15.6 million under the term loan of our senior credit facility, $10.0 million under the revolving credit facility and $98.5 million under our notes (net of discount of $1.5 million). We had $45.0 million available under our revolving credit facility as of June 30, 2001.

         Net Cash Used in Operating Activities. Net cash used in operating activities was $9.0 million for the six months ended June 30, 2001 and was primarily the result of non-cash adjustments to net income for depreciation of $4.1 million, deferred income taxes of $2.4 million, a decrease in accounts receivable of $11.2 million, an increase in inventory of $12.8 million and a decrease in accounts payable and accrued expenses of $9.2 million.

         Net Cash Used in Investing Activities. Net cash used in investing activities was $7.9 million for the six months ended June 30, 2001 and was primarily the result of purchases of property, plant and equipment.

         We have historically financed our capital expenditures through cash flow from operations and borrowings under our credit facilities. We originally anticipated total capital expenditures in 2001 to be approximately $19.5 million. However, due to our current operating performance, we currently expect our capital expenditures during 2001 to be approximately $15.4 million. We have purchased 78 new looms in the six months ended June 30, 2001 for our heavyweight production facility in South Hill, Virginia in order to change part of the fabric production at that location from heavyweight fabrics to lightweight fabrics in order to meet ongoing changes in market demand for these products. We are in the process of expanding our lightweight fabric production facility in South Hill, Virginia to accommodate additional looms and finishing units.

         Net Cash Provided by Financing Activities. Net cash provided by financing activities was $16.9 million for the six months ended June 30, 2001 and was primarily the result of an increase in the book overdraft of $1.8 million, net proceeds on the revolving credit facility of $10.0 million, payments on the term loan of $3.6 million, and payments received on loan to parent of $8.7 million.

         Our ability to make scheduled payments of principal or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness, including the notes, or to fund planned capital expenditures will depend on our future performance. Our future performance is generally subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations and available cash, together with availability under the senior credit facility, will be adequate to meet our future liquidity needs for at least the next two years. However, we cannot assure you that we will generate sufficient cash flow from operations or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we may need to refinance all or a portion of the principal of the notes on or prior to maturity. We cannot assure you that we will be able to effect any refinancing on commercially reasonable terms or at all.


Disclosure Regarding Forward-Looking Statements

         Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

        . the impact of Owens Corning's unpredictable bankruptcy proceeding on the ongoing operations of Advanced Glassfiber Yarns, which could result in the risk that obtaining raw materials from sources other than Advanced Glassfiber Yarns would be more costly;
        . our significant level of indebtedness and limitations on our ability to incur additional debt;
        . our dependence upon some of our suppliers to provide us with materials and services;
        . downturns in the electronics industry and the movement of electronics industry production outside of North America;
        . our concentrated customer base and the competitive nature of our markets;
        .  a disruption of production at one of our facilities;
        . an easing of import restrictions and duties with respect to glass fiber fabrics;
        . our ability to comply with environmental and safety and health laws and requirements;
        . our ability to address technological advances in the markets we serve; and
        .  changes in economic conditions generally.

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

         At June 30, 2001, we had an interest rate swap agreement effective through September 30, 2004 on a notional amount of $19.2 million. Under this agreement, we have secured a fixed LIBOR rate of interest of 5.04% on the notional amount that is reduced in a manner consistent with the amortization of the principal on our term loan. This swap effectively changes our payment of interest on $19.2 million of variable rate debt to a fixed rate for the contract period.

         The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 2001, we would have paid approximately $101,000 to terminate the agreement. A 100 basis point decrease in LIBOR would increase the amount paid by approximately $252,000. The fair value is based on dealer quotes, considering current interest rates. The unrealized loss on this derivative instrument is a component of other comprehensive income (loss).

         We entered into two Japanese Yen hedges on October 6, 2000, in order to hedge purchases of fixed assets in Japanese Yen in 2001. These hedges have been accounted for as fair value hedges of firm commitments. The fixed assets were received in February 2001 with payment anticipated in October and November 2001. As of June 30, 2001, the notional value of our foreign currency hedging instruments was $2.0 million, and the approximate fair value was $(350,000). The potential fair value of this financial instrument resulting from a hypothetical 10% decrease in the Japanese Yen relative to the U.S. dollar would be approximately $(500,000) as of June 30, 2001. The potential fair value of the financial instrument resulting from a hypothetical 10% increase in the Japanese Yen relative to the U.S. dollar would be approximately $(170,000) as of June 30, 2001. The fair value is based on dealer quotes, considering current exchange rates.

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

Date:  August 13, 2001