Form 10-Q
period 2001-09-30
BGF INDUSTRIES INC
filed 2001-11-09
CIK 1078394

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 (336) 545-0011
              (Registrant's telephone number, including area code)
                                ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of November 9, 2001.



================================================================================

                              BGF INDUSTRIES, INC.
          QUARTERLY REPORT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          --------
PART I.        FINANCIAL INFORMATION

Item  1.       Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2001 (unaudited)
               and December 31, 2000                                                       1

               Consolidated Statements of Operations for the three months
               and nine months ended September 30, 2001 and 2000 (unaudited)               2

               Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2001 and 2000 (unaudited)                               3

               Notes to the Consolidated Financial Statements                              4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Overview                                                             8
                      Results of Operations                                                9
                      Liquidity and Capital Resources                                     12
                      Disclosure Regarding Forward Looking Statements                     14

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                 15


PART II.       OTHER INFORMATION


Item  6.       Exhibits and Reports on Form 8-K

                                      (i)

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                           September 30,   December 31,
                                                                               2001           2000
                                                                               ----           ----
                                                                            (unaudited)
                                 ASSETS


Current assets:
     Cash and cash equivalents                                              $       21      $        8
     Trade accounts receivable, net                                             16,645          28,709
     Inventories                                                                47,185          36,745
     Other current assets                                                        5,949           3,070
                                                                            ----------      ----------
           Total current assets                                                 69,800          68,532
Net property, plant and equipment                                               62,892          54,488
Other noncurrent assets, net                                                    14,162          13,373
                                                                            ----------      ----------
     Total assets                                                           $  146,854      $  136,393
                                                                            ==========      ==========

             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Book overdraft                                                         $    7,115      $    5,652
     Accounts payable                                                            6,995          11,233
     Accrued liabilities                                                         5,651          13,906
     Current portion of long-term debt                                               -           3,106
                                                                            ----------      ----------
           Total current liabilities                                            19,761          33,897
Long-term debt, net of discount of  $1,467 and $1,617, respectively            128,533         114,477
Post-retirement and pension benefit obligations                                  4,347           3,596
                                                                            ----------      ----------
     Total liabilities                                                         152,641         151,970
                                                                            ----------      ----------

Commitments and contingencies

Stockholder's equity (deficit):
     Common stock, $1.00 par value. Authorized 3,000 shares; issued
       and outstanding 1,000 shares                                                  1               1
     Capital in excess of par value                                             34,999          34,999
     Retained earnings                                                          75,943          75,733
     Accumulated other comprehensive loss                                         (351)              -
     Loan to parent                                                           (116,379)       (126,310)
                                                                            ----------     -----------
           Total stockholder's deficit                                          (5,787)        (15,577)
                                                                            ----------     -----------
           Total liabilities and stockholder's deficit                      $  146,854     $   136,393
                                                                            ==========     ===========

 The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                       For the Three Months            For the Nine Months
                                                        Ended September 30,            Ended September 30,
                                                    --------------------------     --------------------------
                                                         2001        2000              2001          2000
                                                    --------------------------     --------------------------
                                                           (unaudited)                    (unaudited)
Net sales                                             $ 35,178     $ 51,410          $116,162      $146,429
Cost of goods sold                                      32,656       41,958           101,363       121,166
                                                      --------     --------          --------      --------
         Gross profit                                    2,522        9,452            14,799        25,263
Selling, general and administrative expenses               896        2,027             5,463         6,336
                                                      --------     --------          --------      --------
     Operating income                                    1,626        7,425             9,336        18,927
Interest expense                                         3,978        3,670            10,386        10,676
Other income, net                                         (279)        (150)           (1,390)         (378)
                                                      --------     --------          --------      --------
     Income (loss) before income taxes                  (2,073)       3,905               340         8,629
Income tax expense (benefit)                              (798)       1,504               130         3,315
                                                      --------     --------          --------      --------
         Net income (loss)                            $ (1,275)    $  2,401          $    210      $  5,314
                                                      ========     ========          ========      ========

 The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                            --------------------------------
                                                                                  2001           2000
                                                                            --------------------------------
                                                                                      (unaudited)

  Cash flows from operating activities:
    Net earnings                                                               $      210      $    5,314
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
        Depreciation                                                                6,237           6,242
        Amortization of other noncurrent assets                                     1,295             727
        Amortization of discount on notes                                             150             150
        Deferred income taxes                                                      (3,776)         (3,761)
        Post-retirement and pension benefit obligations                               751               6
        (Gain) loss on disposal of equipment                                          172             (13)
    Change in assets and liabilities:
        Trade accounts receivable, net                                             12,064          (8,571)
        Other current assets                                                       (1,362)            822
        Inventories                                                               (10,440)          1,131
        Other assets                                                                 (176)              -
        Accounts payable                                                           (6,493)          3,664
        Accrued liabilities                                                        (8,255)          4,303
                                                                               ----------      ----------
           Net cash (used in) provided by operating activities                     (9,623)         10,014
                                                                               ----------      ----------

Cash flows from investing activities:
       Purchases of property, plant and equipment                                 (12,628)         (3,991)
       Proceeds from sale of equipment                                                 70              36
                                                                               ----------      ----------
            Net cash used in investing activities                                 (12,558)         (3,955)
                                                                               ----------      ----------

Cash flows from financing activities:
       Book overdraft                                                               1,463           4,126
       Proceeds from revolver                                                      65,000          23,000
       Payments on revolver                                                       (35,000)        (33,000)
       Payments on term loan                                                      (19,200)              -
       Payment received on loan to parent                                           9,931               -
                                                                               ----------      ----------
           Net cash provided by (used in) financing activities                     22,194          (5,874)
                                                                               ----------      ----------

Net increase in cash and cash equivalents                                              13             185
Cash and cash equivalents at beginning of period                                        8              17
                                                                               ----------      ----------
Cash and cash equivalents at end of period                                     $       21      $      202
                                                                               ==========      ==========

Supplemental disclosure of non-cash investing activities:
    Property and equipment financed in accounts payable                        $    2,673      $      418
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

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1.    Basis of Presentation

      The accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

      These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2000 on file with the Securities and Exchange Commission in the 2000 Annual Report on Form 10-K.

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

      Total comprehensive income includes net income and the change in unrealized loss on derivative instruments as shown below:

                                                                  For the Three    For the Nine
                                                                  Months Ended     Months Ended
                                                                  September 30,    September 30,
                                                                      2001             2001
                                                                      ----             ----
     Net income (loss)                                              $  (1,275)       $     210
     Other comprehensive income (loss):
       Cumulative effect of change in accounting principle
       (net of tax)                                                         -              183
       Change in fair value of cash flow hedge
       (net of tax)                                                      (285)            (534)
                                                                    ---------        ---------
     Total comprehensive income:                                    $  (1,560)       $    (141)
                                                                    =========        =========

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1.   Basis of Presentation (Continued)

     As of September 30, 2001, approximately $351,000 of deferred net losses on derivative instruments included in accumulated other comprehensive income are expected to be reclassified to net income (loss) during the next twelve months.

2.   Inventories

     Inventories consist of the following:

                                                                              September 30,    December 31,
                                                                                  2001            2000
                                                                              -------------    -----------
                                                                               (unaudited)

      Supplies                                                                   $   1,598       $   1,605
      Raw materials                                                                  4,240           4,898
      Stock-in-process                                                               6,998           6,536
      Finished goods                                                                34,349          23,706
                                                                                 ---------       ---------
                                                                                 $  47,185       $  36,745
                                                                                 =========       =========


3.   Other Noncurrent Assets

     Other noncurrent assets consist of the following:

                                                                              September 30,     December 31,
                                                                                  2001             2000
                                                                               ----------        ---------
                                                                              (unaudited)

     Excess of acquisition cost over assigned value of net assets acquired      $   5,809       $   5,809
     Debt issuance costs                                                            5,013           6,143
                                                                                ---------       ---------
                                                                                   10,822          11,952
     Accumulated amortization                                                      (2,682)         (2,515)
                                                                                ---------       ---------
                                                                                    8,140           9,437
     Deferred income taxes                                                          5,646           3,387
     Other                                                                            376             549
                                                                                ---------       ---------
                                                                                $  14,162       $  13,373
                                                                                =========       =========

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

4.   Accrued Liabilities

     Accrued liabilities consist of the following:

                                                                             September 30,    December 31,
                                                                                 2001            2000
                                                                             ------------     -----------
                                                                              (unaudited)
      Income taxes                                                           $        85      $    4,883
      Payroll                                                                        295             173
      Profit sharing and other benefits                                              175           2,664
      Interest                                                                     2,070           4,817
      Other                                                                        3,026           1,369
                                                                             -----------      ----------
                                                                             $     5,651      $   13,906
                                                                             ===========      ==========



5.   Debt

     Debt consists of the following:

                                                                             Septembers 30,   December 31,
                                                                                 2001            2000
                                                                             -------------    -----------
                                                                              (unaudited)
     Senior Credit Facility
        Amortizing Term Loan                                                 $         -      $   19,200
        Revolving Credit Facility                                                 30,000               -
     Senior subordinated notes, net of amortized discount                         98,533          98,383
                                                                             -----------      ----------
                                                                                 128,533         117,583
     Less current portion                                                              -           3,106
                                                                             ------------     ----------
     Long-term debt                                                          $    128,533     $  114,477
                                                                             ============     ==========


     On September 28, 2001, the Company amended its senior credit facility. Under the terms of the amendment, the Company paid off the existing term loan of $15.6 million, reduced the availability under the revolver from $60 million to $50 million, and renegotiated the interest rate to 2.75 points over LIBOR through 2002, at which time the rate will revert back to the initial rate under the senior credit facility. In addition, the amendment significantly modifies the financial covenants through the end of 2002.

     As a result of the amendment, the Company wrote off $573,000 in September 2001 of deferred financing fees relating to the original borrowings in 1998 under the senior credit facility. This was charged to interest expense.

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

                                               For the Three Months                 For the Nine Months
                                                Ended September 30                   Ended September 30
                                           -----------------------------     -------------------------------
                                                2001            2000               2001            2000
                                           -----------------------------     -------------------------------
                                                     (unaudited)                      (unaudited)
     United States                           $ 34,276         $ 46,794            $111,218        $134,614
     Foreign                                      902            4,616               4,944          11,815
                                             -------          --------            --------        --------
                                             $ 35,178         $ 51,410            $116,162        $146,429
                                             ========         ========            ========        ========


7.  Commitments and Contingencies

     From time to time, BGF is involved in various legal proceedings and environmental matters arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on BGF's financial position or results or operations.

8.  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine months ended September 30, 2001 was $135,000.

9.  Subsequent Event

     A global slowdown in the electronics market and an industry-wide inventory adjustment has resulted in reduced demand for BGF products. Continued downturn in market conditions has necessitated further curtailment in production activity. Subsequent to the end of the third quarter, additional production employees were furloughed thereby reducing our workforce by approximately 25%. In addition to the furlough, a company-wide reduction in the number of salaried positions was implemented, in order to cut costs in future periods.

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

Results of Operations

          The following table summarizes our historical results of operations as a percentage of net sales:

                                                        For the Three Months            For the Nine Months
                                                         Ended September 30,            Ended September 30,
                                                    ---------------------------     ---------------------------
                                                        2001           2000            2001           2000
                                                    ---------------------------     ---------------------------
                                                             (unaudited)                  (unaudited)
Net sales                                                100.0%       100.0%            100.0%         100.0%
Cost of goods sold                                        92.8%        81.6%             87.3%          82.7%
                                                         -----       ------            ------         ------
  Gross profit                                             7.2%        18.4%             12.7%          17.3%
Selling, general and administrative expenses               2.5%         3.9%              4.7%           4.3%
                                                         -----       ------            ------         ------
  Operating income                                         4.7%        14.5%              8.0%          13.0%
Interest expense                                          11.3%         7.1%              8.9%           7.3%
Other income, net                                         (0.7)%       (0.2)%            (1.2)%         (0.3)%
                                                         -----       ------            ------         ------
  Income (loss) before income taxes                       (5.9)%        7.5%              0.3%           6.0%
  Income tax expense (benefit)                            (2.3)%        2.8%              0.1%           2.3%
                                                         -----       ------            ------         ------
  Net income (loss)                                       (3.6)%        4.7%              0.2%           3.7%
                                                         =====       ======            ======         ======


          EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. EBITDA is calculated as follows (in thousands):

                                               For the Three Months            For the Nine Months
                                                Ended September 30,            Ended September 30,
                                           -------------------------     ----------------------------
                                               2001           2000            2001           2000
                                           -------------------------     ----------------------------
                                                     (unaudited)                 (unaudited)
          Net income (loss)                   $ (1,275)     $ 2,401         $    210      $  5,314
          Depreciation and amortization          2,135        2,104            6,372         6,378
          Interest                               3,978        3,670           10,386        10,676
          Taxes                                   (798)       1,504              130         3,315
                                              --------      -------         --------      --------
          EBITDA                              $  4,040      $ 9,679         $ 17,098      $ 25,683
                                              ========      =======         ========      ========

          EBITDA for the quarter ended September 30, 2001 decreased $5.7 million, or 58.8%, to $4.0 million from $9.7 million for the quarter ended September 30, 2000, and for the nine months ended September 30, 2001 decreased by $8.6 million, or 33.5%, to $17.1 million from $25.7 million for the nine months ended September 30, 2000.

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Net Sales. Net sales decreased $16.2 million, or 31.5%, to $35.2 million in the three months ended September 30, 2001, from $51.4 million in the three months ended September 30, 2000. Sales of glass, carbon and aramid fibers used in various composite materials and sales of fabrics used in ceiling board and window shade fabrics increased $1.4 million during the third quarter of 2001 as compared to the third quarter of 2000. However, for the same period, our sales of electronics fabrics used in multi-layer and rigid printed circuit boards decreased $15.0 million, or 56.6% and sales of fabrics used in filtration products decreased $2.8 million, or 43.1%. The decrease in sales of electronics fabrics was primarily a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001. In addition, the decrease in capital spending in the information technology and telecommunications industries has led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers. We do not expect sales to the electronics market to increase during the fourth quarter of 2001.

         The decrease in sales of filtration fabrics is due to fewer large utility projects that have replaced filter bags as well as a downturn in the steel and foundry industries. Our second largest market, fabrics used in composite materials, held up well prior to September 11, 2001. We now expect to confront a decline in orders from customers in the aerospace industry due to uncertainty over airline traffic recovery. It is unknown if this decrease will be fully offset by the market for refurbishing existing aircraft or increased purchases by the military.

         In response to these market conditions, we are reducing production schedules and focusing on operating cost reductions. Subsequent to the end of the third quarter, we have furloughed additional production employees, thereby reducing our production workforce by approximately 25%. In addition to the furlough of production employees, we have reduced a number of salaried positions, in order to cut costs in future periods. In addition, we have amended our senior credit facility as more fully described under "Liquidity and Capital Resources."

         Gross Profit Margins. Gross profit margins decreased to 7.2% in the three months ended September 30, 2001, from 18.4% in the three months ended September 30, 2000, due primarily to the shifts in product mix discussed above as well as lower sales and production volumes resulting in less absorption of fixed costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.1 million, or 55.0%, to $0.9 million in the three months ended September 30, 2001, from $2.0 million in the three months ended September 30, 2000. This was primarily due to decreased accruals for profit sharing and management fees and bonuses and a decrease in sales commission expense.

         Operating Income. As a result of the aforementioned factors, operating income decreased $5.8 million to $1.6 million, or 4.7% of net sales, in the three months ended September 30, 2001, from $7.4 million, or 14.5% of net sales, in the three months ended September 30, 2000.

         Interest Expense. Interest expense increased $0.3 million to $4.0 million, or 11.3% of net sales, in the three months ended September 30, 2001 from $3.7 million, or 7.1% of net sales, in the three months ended September 30, 2000. This increase is due to a write-off of $0.6 million of deferred financing fees related to our senior credit facility amendment which was partially offset by a decrease in interest rates on borrowings from the prior period.

         Income Tax Expense (Benefit). The effective tax rate in the three months ended September 30, 2001 and 2000 of 38.5%, was higher than the federal statutory rate of 35.0% primarily due to the effect of state income taxes.

         Net Income (Loss). As a result of the aforementioned factors, net income decreased $3.7 million to a net loss of $(1.3) million in the three months ended September 30, 2001, from $2.4 million in the three months ended September 30, 2000.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended June 30, 2000

         Net Sales. Net sales decreased $30.2 million, or 20.7%, to $116.2 million in the nine months ended September 30, 2001, from $146.4 million in the nine months ended September 30, 2000. Sales of glass, carbon and aramid fibers used in various composite materials increased $5.4 million during the nine months ended September 30, 2001, as compared to the same period in 2000. However, for the same period, our sales of electronics fabrics used in multi-layer and rigid printed circuit boards decreased $30.6 million, or 41.7% and sales of fabrics used in filtration products decreased $5.1 million or 26.6%. The decrease in sales of electronics fabrics was primarily a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001. In addition, the decrease in capital spending in the information technology and telecommunications industry has led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers. We do not expect sales to the electronics market to increase during the fourth quarter of 2001.

         The decrease in sales of filtration fabrics is due to fewer large utility projects that have replaced filter bags as well as a downturn in the steel and foundry industries. Our second largest market, fabrics used in composite materials, held up well prior to September 11, 2001. We now expect to confront a decline in orders from customers in the aerospace industry due to uncertainty over airline traffic recovery. It is unlikely that this decrease will be fully offset by the market for refurbishing existing aircraft or increased purchases by the military.

         In response to these market conditions, we have reduced production schedules and focused on operating cost reductions. Subsequent to the end of the third quarter, we have furloughed additional production employees, thereby reducing our workforce by approximately 25%. In addition to the furlough of production employees, we have reduced a number of salaried positions, in order to cut costs in future periods. In addition, we have amended our senior credit facility as more fully described under "Liquidity and Capital Resources."

         Gross Profit Margins. Gross profit margins decreased to 12.7% in the nine months ended September 30, 2001 from 17.3% in the nine months ended September 30, 2000, due primarily to the shifts in product mix, discussed above as well as lower sales and production volumes resulting in less absorption of fixed costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 4.7% of net sales in the nine months ended September 30, 2001 from 4.3% of net sales in the nine months ended September 30, 2000. This was primarily due to lower sales volumes for the nine months ended September 30, 2001, offset by decreased accruals for profit sharing and management fees and bonuses during the nine months ended September 30, 2000.

         Operating Income. As a result of the aforementioned factors, operating income decreased $9.6 million to $9.3 million, or 8.0% of net sales, in the nine months ended September 30, 2001, from $18.9 million, or 13.0% of net sales, in the nine months ended September 30, 2000.

         Interest Expense. Interest expense decreased $0.3 million to $10.4 million, or 8.9% of net sales, in the nine months ended September 30, 2001, from $10.7 million, or 7.3% of net sales, in the nine months ended September 30, 2000, due to lower interest rates offset by a write-off of $0.6 million of deferred financing fees relating to our senior credit facility.

         Other Income, Net. Other income increased $1.0 million to $1.4 million, or 1.2 % of net sales, in the nine months ended September 30, 2001 from $0.4 million, or 0.3% of net sales, in the nine months ended September 30, 2000. During June 2001, we received payments from Glass Holdings totaling $9.7 million on the loan held by us. We and Glass Holdings have agreed that any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest. Accordingly, we reflected $8.7 million of the cash payment received as a reduction of principal and $1.0 million was recognized as interest income and recorded in other income on the consolidated statement of operations in 2001.

         Income Tax Expense (Benefit). The effective tax rate in the nine months ended September 30, 2001 and 2000 of 39.1% and 38.4%, respectively, was higher than the federal statutory rate of 35.0% primarily due to the effect of state income taxes.

         Net Income (Loss). As a result of the aforementioned factors, net income decreased $5.1 million to $0.2 million in the nine months ended September 30, 2001, from $5.3 million in the nine months ended September 30, 2000.


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

         On September 28, 2001, we amended our senior credit facility. Under the terms of the amendment, we paid off the existing term loan of $15.6 million, reduced the availability under the revolver from $60 million to $50 million, and locked in the interest rate to 2.75 points over LIBOR through 2002 at which time the rate will revert back to the initial rate under the senior credit facility. In addition, the amendment significantly modifies the financial covenants through the end of 2002. Although no assurances can be provided, the terms of this amendment are favorable to us and should allow us to operate with sufficient liquidity throughout the current downturn in the electronics industry. This forward-looking statement is subject to risks and uncertainties that exist in our operations and business environment. See "Disclosure Regarding Forward-Looking Statements."

         As a result of the amendment, in September 2001, we wrote off $573,000 of deferred financing fees relating to the original borrowings in 1998 under the senior credit facility. This was charged to interest expense.

         At September 30, 2001, we had outstanding $128.5 million of long-term debt, consisting of $30 million under the revolver portion of our senior credit facility and $98.5 million under our notes (net of discount of $1.5 million). Under the terms of our senior credit facility, we had $20.0 million available under our revolver as of September 30, 2001.

         Net Cash Used in Operating Activities. Net cash used in operating activities was $9.3 million for the nine months ended September 30, 2001 and was primarily the result of non-cash adjustments to net income for depreciation of $6.2 million, deferred income taxes of $(3.8) million, a decrease in accounts receivable of $12.1 million, an increase in inventory of $10.4 million and a decrease in accounts payable and accrued expenses of $14.7 million.

         Net Cash Used in Investing Activities. Net cash used in investing activities was $12.6 million for the nine months ended September 30, 2001 and was primarily the result of purchases of property, plant and equipment.

         During the fourth quarter of 2000, we approved the expansion of our lightweight fabrics facility in South Hill, Virginia, as well as the purchase of new looms to be installed in our heavyweight production facility in South Hill, Virginia. The new looms were installed in order to change part of the fabric production at that facility from heavyweight fabrics to lightweight fabrics. These capital projects were approved to meet the forecasted growth that was projected in 2000 for 2001 and thereafter. Given the current environment in the electronics industry, we have stopped all capital expenditure projects that could be suspended and are only completing those open projects that are in a state of completion that have made them impossible to suspend. At this point, we cannot provide any assurances as to when we will complete the remainder of the South Hill expansion, if at all. We currently expect our capital expenditures during 2001 to be approximately $15.4 million.

         Net Cash Provided by Financing Activities. Net cash provided by financing activities was $21.8 million for the nine months ended September 30, 2001 and was primarily the result of an increase in the book overdraft of $1.5 million, net proceeds on the revolver of $30.0 million, payments on the term loan of $19.2 million, and payments received on loan to parent of $9.9 million.

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

     On September 28, 2001, we amended our senior credit facility. Under the terms of the amendment, we paid off the existing Term Loan of $15.6 million and reduced the availability under the revolver from $60 million to $50 million. Simultaneously, we also amended our interest rate swap term from March 31, 2004 to September 30, 2003 and redesignated the swap to cover only the revolver portion of our senior credit facility.

     At September 30, 2001, the notional amount of the interest rate swap agreement was $18.5 million. Under this agreement, we have secured a fixed LIBOR rate of interest of 5.04% on the notional amount that is reduced in a manner to amortize fully by the maturity date of the revolver portion of our senior credit facility. This swap effectively changes our payment of interest on $18.5 million of variable rate debt to a fixed rate for the contract period.

     The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 2001, we would have paid approximately $540,000 to terminate the agreement. A 100 basis point decrease in LIBOR would increase the amount paid by approximately $200,000. The fair value is based on dealer quotes, considering current interest rates. The unrealized loss on this derivative instrument is a component of other comprehensive income (loss).

     We entered into two Japanese Yen hedges on October 6, 2000, in order to hedge purchases of fixed assets in Japanese Yen in 2001. These hedges have been accounted for as fair value hedges of firm commitments. The fixed assets were received in February 2001 with payment anticipated in October and November 2001. As of September 30, 2001, the notional value of our foreign currency hedging instruments was $2.0 million, and the approximate fair value was $(298,000). The potential fair value of this financial instrument resulting from a hypothetical 10% decrease in the Japanese Yen relative to the U.S. dollar would be approximately $(108,000) as of September 30, 2001. The potential fair value of the financial instrument resulting from a hypothetical 10% increase in the Japanese Yen relative to the U.S. dollar would be approximately $(453,000) as of September 30, 2001. The fair value is based on dealer quotes, considering current exchange rates.

     Actual gains and losses in the future may differ materially from the above analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10 Third Amendment to Credit Agreement, dated as of September 28, 2001, by and among the Company, certain domestic subsidiaries of the Company parties thereto, as guarantors, several banks and other financial institutions parties thereto and First Union National Bank, a national banking association, as agent for the lenders

          (b)  Reports on Form 8-K

               None

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

Date: November 9, 2001