Form 10-K405
period 2001-12-31
BGF INDUSTRIES INC
filed 2002-04-01
CIK 1078394

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes [X] No [ ]

There is no established trading market for the Common Stock of the registrant. All shares of Common Stock are held by an affiliate of the registrant at March 27, 2002.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of March 27, 2002.

================================================================================

                              BGF INDUSTRIES, INC.
               ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                      Page No.
                                                                                      --------
PART I.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Item 1.      Business                                                                    2
Item 2.      Properties                                                                  8
Item 3.      Legal Proceedings                                                           8
Item 4.      Submission of Matters to a Vote of Security Holders                         9

PART II.
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters      10
Item 6.      Selected Financial Data                                                    10
Item 7.      Management's Discussion and Analysis of Financial Condition                11
             and Results of Operations
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk                  22
Item 8.      Financial Statements and Supplementary Data                                22
Item 9.      Changes in and Disagreements with Accountants on Accounting                22
             and Financial Disclosure

PART III.
Item 10.     Directors and Executive Officers of the Registrant                         23
Item 11.     Executive Compensation                                                     24
Item 12.     Security Ownership of Certain Beneficial Owners and Management             28
Item 13.     Certain Relationships and Related Transactions                             29

PART IV.
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K            31

SIGNATURE

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

     . the impact of Owens Corning's unpredictable bankruptcy proceeding on the ongoing operations of Advanced Glassfiber Yarns, an affiliate experiencing financial difficulties and a major supplier, which could result in the risk that obtaining raw materials from sources other than Advanced Glassfiber Yarns would be more costly;
     . our significant level of indebtedness and limitations on our ability to incur additional debt;
     . our dependence upon some of our suppliers to provide us with materials and services;
     . a downturn in the electronics industry and the movement of electronics industry production outside of North America;
     . the effect of highly competitive markets and recent competition from Asia for heavyweight glass fiber fabrics;
     .    our concentrated customer base and the competitive nature of our markets;
     .    a disruption of production at one of our facilities;
     . an easing of import restrictions and duties with respect to glass fiber fabrics;
     . whether or not we are able to comply with environmental and safety and health laws and requirements;
     . whether or not we are able to address technological advances in the markets we serve;
     .    changes in economic conditions generally; and
     . whether or not we are able to satisfy the covenants and other provisions under our various financial instruments.

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

Item 1. Business

General

Our business focuses on the production of value-added specialty woven and non-woven fabrics made from glass, carbon and aramid yarns. In both revenue and market share, we believe we are the second largest manufacturer of glass fiber fabrics and a leading producer of other high performance fabrics in North America. Our fabrics are a critical component in the production of a variety of electronic, filtration, composite, insulation, construction and commercial products. Our glass fiber fabrics are used by our customers in printed circuit boards, which are integral to virtually all advanced electronic products, including computers and cellular telephones. Our fabrics are also used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, power generation and oil refining. In the course of our normal operations, we are engaged in various related party transactions. See Item 13 for further discussion.

BGF is a Delaware corporation. Our headquarters are located at 3802 Robert Porcher Way, Greensboro, North Carolina 27410, and our telephone number is (336) 545-0011.

Limited Number of Domestic Producers. We are one of a limited number of major domestic manufacturers of glass fiber fabrics. Our major competitors in the global glass fabric weaving industry are Hexcel/Clark-Schwebel, Nitto Boseki (Japan), Nan Ya Plastics (Taiwan) and Taiwan Glass (Taiwan). We and Hexcel/Clark-Schwebel are the primary manufacturers based in the United States. Although direct imports of glass fiber fabrics into the U.S. have been limited, increasing imports of laminates and rigid printed circuit boards from Asia have been impacting demand for domestically produced heavyweight glass fiber fabrics used in rigid printed circuit boards.

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

Diversified Markets and Uses. The unique characteristics of our fabrics make them critical components in a variety of products manufactured for sale in the electronics, composites, filtration, commercial, insulation and construction markets. Within each of these markets, our fabrics have a variety of applications, including:

     .    Printed circuit boards
     .    Helicopter blades
     .    Telecommunications equipment
     .    Reinforced concrete
     .    Filtration bags
     .    Roofing materials
     .    Heat shields
     .    Wall coverings
     .    Welding curtains
     .    Filtration equipment
     .    Aircraft laminates
     .    Sporting goods

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

Business Strategy

Our goal is to be the preferred supplier to markets that require a technically complex application of fabrics made of glass, carbon and aramid yarns. To achieve this goal, we intend to pursue the following long-term strategies:

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

Capitalize on the Growth in the Filtration and Composites Markets. We believe substantial opportunities exist to increase our sales and market share in both the filtration and composites markets. We intend to leverage our already strong position in the high temperature filtration market by developing new woven and non-woven high performance fabrics for environmental applications in power generation, steel mills and other industries that are subject to strict environmental regulations. In addition, we believe that there may be increased opportunities internationally in this market as lesser developed countries adopt stricter environmental regulations.

We also believe that we have substantial opportunities to increase our sales in the composites market for applications in the transportation industry. In the composites market, we are pursuing strategic relationships with key suppliers to the aerospace and automobile industries for the design and manufacture of new products.

Develop New Applications for Fabrics. We plan to continue to leverage the technical expertise and experience of our research and development and sales and marketing staff to develop new applications for existing fabrics and to develop new fabrics that meet customer requirements for strength, weight, fire resistance and durability. We believe that many opportunities exist to continue to develop both woven and non-woven fabrics to replace traditional materials in markets which have historically not utilized the fabrics we produce. For example, we have begun selling fabrics for use in the reinforcement of metal automobile body parts.

Products and Markets

We sell our products primarily in the United States and focus on the following markets:

Electronics. We produce glass fiber fabrics for multi-layer and rigid printed circuit boards for use in the electronics industry. The demand for multi-layer printed circuit boards, which primarily use lightweight glass fiber fabrics, decreased from 2000 to 2001 primarily as a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001. In addition, the decrease in capital spending in the information technology and telecommunications industry led fabricators of printed circuit boards to reduce production which negatively impacted our sales to these customers. Furthermore, the demand for our heavyweight fabrics has decreased due to competitive pressures from Asian laminate producers. Sales of glass fabrics to the electronics industry were $52.8 million in 2001 and $100.4 million in 2000. These sales represented 35.9% and 49.8% of our net sales in 2001 and 2000, respectively.

Composites. Our glass, carbon and aramid fiber fabrics are used in various composite materials, which are used in various applications, including structural aircraft parts and interiors, helicopter rotor blades, tooling, brake linings and ducting. Net sales of fabrics for composites were $50.2 million in 2001, representing 34.2% of our net sales. Our sales in this market held up well prior to September 11, 2001. During the last quarter of 2001, we experienced a decline in orders from customers in the aerospace industry due to uncertainly over airline traffic recovery. At this point, the decrease has not been fully offset by the market for refurbishing existing aircraft or increased purchases by the military.

Filtration. We produce fabrics for high temperature dust filtration used by industrial customers to control emissions into the environment. Our filtration bags are sold to utilities, producers of asphalt and carbon black, cement plants and steel mills. Sales of our filtration fabrics were $19.6 million in 2001 and $29.0 million in 2000. These sales represented 13.3% and 14.4% of our net sales in 2001 and 2000, respectively. The decrease in sales of filtration fabrics is due to fewer large utility projects that have replaced filter bags, as well as a downturn in the steel and foundry industries.

Commercial. Our glass fiber fabrics are used in commercial applications where fire resistance and dimensional stability are critical. Applications for these products include ceiling tile and acoustical facing fabrics, window coverings and movie screens. Sales in this segment in 2001 were comparable to 2000.

Insulation. We produce materials for high-temperature, fire-resistant insulation. Applications for these products include insulation for joints, pipes, valves, transportation exhaust systems, heat shields and home appliances. Sales in this segment in 2001 were comparable to 2000.

Construction. The fire resistant qualities of glass fiber fabrics make them a critical component of products used in the construction industry. Applications for these products include smoke and fire barrier curtains, drywall bonding tape, rubber mat backing and fabric structures, such as commercial tents and roofs. Sales in 2001 were down compared to 2000 due to the overall slow down in the U.S. economy.

Sales and Marketing

We sell our products through an experienced direct sales force of six sales representatives, four market managers and two telemarketing representatives. Our sales representatives have specific customer groups, while the market managers are responsible for specific product lines. The sales representatives are compensated on a salary and commission basis and the market managers are compensated on a salary and bonus basis. Each sales representative has a technical orientation and the necessary expertise to sell our full line of products. We maintain an internet web site, located at www.bgf.com, which contains extensive product information.

We sell our products to over 400 customers, including many leading companies in their respective industry segments, including Cytec Engineered Materials, Polyclad Laminates, Isola USA, BHA, and Saint Gobain. We continually seek to strengthen and expand our relationships with our customers. Due to the stringent quality, delivery and performance standards demanded by many of our customers and the ultimate users of our products in various markets, our customers are increasingly moving toward collaborative agreements among both fabric producers, such as BGF, and their own customers. We believe that we are well positioned to benefit from this trend because of our strong competitive position within the industry, our investment in technical and manufacturing expertise and our long-term relationships with customers and suppliers. Our markets remain competitive, however, and this competitiveness is exemplified by continual and rapid technological change. To effectively compete, we must process and utilize effectively extensive technological and manufacturing capabilities. We could face even further competition if cost effective alternatives to glass, carbon or aramid fiber fabrics are developed.

Two of our customers, Cytec Engineered Materials and Polyclad Laminates, each accounted for more than 10% of our net sales and together accounted for 25.0% and 23.1% of our net sales, respectively, in 2001 and in 2000. Our top ten customers in 2001 and in 2000 accounted for 45.5% and 51.9% of our net sales, respectively. Our customers are not contractually required to purchase any of our products and may terminate their relationship with us at any time.

Industry Segments

We operate in one business segment that manufactures specialty woven and nonwoven fabrics for use in a variety of industrial and commercial applications. Information related thereto can be found in footnote 11 of the consolidated financial statements under Item 8 of this Report.

Research and Development

We maintain a modern, well-equipped research and development facility, located at our headquarters in Greensboro, North Carolina, that divides its efforts among developing new products and improving current products. The research and development facility is divided into seven state-of-the-art laboratories focusing on the following strategic areas of product development:

     .    Applications and development;
     .    Pilot processing;
     .    Physical testing;
     .    Composites development;
     .    Microscopy;
     .    Analytical testing; and
     .    Filtration technology

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

Raw Materials

The principal materials we use to manufacture our products are glass, aramid and carbon yarns. We purchase glass yarns from Advanced Glassfiber Yarns, PPG Industries, Dupont Company and Cytec Engineered Materials. Beginning in September 1998, Advanced Glassfiber Yarns began to supply us with glass yarns produced at the South Hill, Virginia lightweight fiber fabrics facility. The supply agreement expires on December 31, 2008, unless extended by Advanced Glassfiber Yarns. Glass Holdings, our parent corporation, through a wholly owned subsidiary, purchased a 51% interest in Advanced Glassfiber Yarns from Owens Corning on September 30, 1998. Our main suppliers of carbon yarns are Amoco, Toho and Cytec Engineered Materials and our main supplier of aramid yarns is DuPont.

Employees

As of December 31, 2001, we employed approximately 954 full time and part time employees, 764 of which are hourly employees and 190 of which are paid on a salary basis. All of our employees are located in the United States. None of our employees is represented by a labor union. In response to the downturn in market conditions experienced beginning the second quarter of 2001, we furloughed production employees as well as eliminated several salaried positions thereby reducing our equivalent number of employees by approximately 25%. This workforce reduction occurred during the third and fourth quarters of 2001. We incurred a pre-tax restructuring charge of $502,000 in October 2001 as a result of the elimination of salaried positions.

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

The agencies have required additional sampling and site characterization, which is ongoing. With USEPA and VEDQ oversight, we have assessed the site to determine the extent of the contamination. In the spring of 2001, we submitted to USEPA a Site Assessment Report, which documents the full extent of the progressive assessment activities and currently is under agency review. Based upon the results of the site assessment, we are developing a cleanup plan, which we will begin to implement upon receiving USEPA's approval of the site assessment. All assessment and cleanup activities have been and will be conducted in compliance with applicable state and federal regulatory requirements. Cleanup costs remain uncertain, as we have not received any estimates of ultimate costs. We may incur costs or liabilities relating to this and other environmental or safety and health matters in the future, including those relating to compliance with laws and requirements, remediation of contamination or claims by third parties.

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

Item 2. Properties

We own and operate four manufacturing facilities and a research and development facility, together occupying over 786,000 square feet. We believe that these facilities are suitable for manufacturing the products we offer and have capacities appropriate to meet existing production requirements. The following table sets forth a description of our facilities.

                                                          Approximate   Leased or
Facility                     Use                          Square Feet   Owned
--------------------------   --------------------------   -----------   ------------
Greensboro, North Carolina   Headquarters; Research and    36,000       Owned
                             Development facility
Altavista, Virginia          Weaving glass fiber and      399,000       Owned
                             aramid fibers
South Hill, Virginia         Weaving heavyweight glass    147,000       Owned
Heavyweight Fiber Fabrics    fibers
Facility
South Hill, Virginia         Weaving lightweight glass    128,000       Owned
Lightweight Fiber Fabrics    fibers                       136,000       Owned/under
Facility                                                                construction
Cheraw, South Carolina       Weaving carbon fibers         76,000       Owned
Altavista, Virginia          Warehouse                    101,000       Leased
Altavista, Virginia          Warehouse                     12,000       Leased
Altavista, Virginia          Warehouse                     65,000       Leased
South Hill, Virginia         Warehouse                     38,500       Leased
Los Angeles, California      Warehouse                     20,000       Leased

Item 3. Legal Proceedings

From time to time, we may become involved in various legal proceedings arising in the ordinary course of business. We believe that such ordinary course of business matters will not have a material adverse effect on our business, financial condition, liquidity or results of operations. See also "Item 1. Business - Environmental and Safety and Health Matters."

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is no established trading market for BGF's common stock. All shares of BGF's issued and outstanding common stock are held by Glass Holdings.

We did not declare any dividends or make any distributions on our common stock in 2001. Further, we have no commitment or current plans to make dividends or other distributions in 2002 and our senior credit facility restricts our ability to pay dividends on other distributions.

Item 6. Selected Financial Data

The following table sets forth certain selected financial information derived from our audited consolidated financial statements for the five-year period ended December 31, 2001. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes and other financial information included elsewhere in this Report.

------------------------------------------------------------------------------------------------------------
                                                                   Year Ended

                                    December 31,   December 31,   December 31,   December 31,   December 31,
                                        2001           2000           1999           1998           1997

                                                            (dollars in thousands)
------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
   Net sales/(1)/                     $146,842       $201,419       $181,681       $205,515       $222,066
   Cost of goods sold/(1)/             131,639        165,830        151,491        166,239        174,663
                                      --------       --------       --------       --------       --------
   Gross profit                         15,203         35,589         30,190         39,276         47,403
   Selling, general and
     administrative expenses             7,071          9,333          7,492          9,700          9,739
   Restructuring charges/(2)/              502             --            769             --             --
                                      --------       --------       --------       --------       --------
   Operating income                      7,630         26,256         21,929         29,576         37,664
   Interest expense                     13,972         14,168         15,817          4,517          2,355
   Other income, net                    (1,396)        (1,844)        (1,485)          (112)           (73)
                                      --------       --------       --------       --------       --------
   Income (loss) before taxes
     and extraordinary loss             (4,946)        13,932          7,597         25,171         35,382
   Income tax expense (benefit)         (1,868)         5,602          2,880          9,854         13,652
                                      --------       --------       --------       --------       --------
   Income (loss) before effect
     of  extraordinary loss             (3,078)         8,330          4,717         15,317         21,730
   Extraordinary loss on
     write-off of debt
     issuance costs, net of
     income taxes of $639/(3)/              --             --          1,029             --             --
                                      --------       --------       --------       --------       --------
   Net income (loss)                  $ (3,078)      $  8,330       $  3,688       $ 15,317       $ 21,730
                                      ========       ========       ========       ========       ========

Other Data:
   Depreciation and
   amortization/(4)/                   $ 8,744       $  8,584       $  8,206       $  7,399       $  6,759
   Capital Expenditures                 15,739          6,764          6,531         11,299          7,275
   EBITDA/(5)/                          17,770         36,684         31,620         37,087         44,496
   Cash flows from operating
     activities                          1,064          6,851         28,266         29,471         19,898
   Cash flows from investing
     activities                        (15,657)        (6,728)        (6,472)       (11,283)        (7,275)
   Cash flows from financing
     activities                         14,607           (132)       (21,795)       (18,199)       (12,759)
   Ratio of earnings to fixed
     charges/(6)/                          0.6x           2.0x           1.5x           6.1x          14.5x

Balance sheet data
 (at period end):
   Working capital                    $ 42,121       $ 34,635       $ 35,228       $ 53,424       $ 51,799
   Total assets                       $135,599       $136,806       $127,567       $136,766       $136,476
   Current debt                             --       $  3,106       $      0       $  1,000       $  5,000
   Long-term debt                     $125,583       $114,477       $132,383       $150,000       $ 20,000
   Total debt                         $125,583       $117,583       $132,383       $151,000       $ 25,000
   Stockholder's equity (deficit)     $ (9,740)      $(16,251)      $(35,061)      $(38,749)      $ 83,297

/(1)/ In order to conform with recent technical literature from the Emerging
     Issues Task Force, shipping and handling costs are now included in cost of goods sold and not presented as a part of net sales. The prior period financial statements have been reclassified to conform to the current presentation.

/(2)/ During 1999, the Company terminated salaried employees in connection with a restructuring plan. In 2001, the Company terminated additional salaried employees in addition to reducing the production workforce by approximately 25%. As a result of the restructuring plan, BGF incurred charges for salaried employee severance.

/(3)/ On January 21, 1999, BGF issued $100 million of senior subordinated notes
     ($98 million net of discount) due 2009. Net proceeds of approximately $95.3 million were used to repay outstanding indebtedness of $65.0 million under the senior subordinated credit facility, interest of $0.5 million under the senior subordinated credit facility, and $29.8 million under the revolver. Interest is payable semiannually beginning in July 1999. In addition, debt issuance costs of $1.7 million ($1.0 million net of tax) associated with the termination of the senior subordinated credit facility were written off in the first quarter of 1999 and recorded as an extraordinary charge in the financial statements. Debt issuance costs of $0.3 million associated with the amendment dated December 16, 1999 were written off in the fourth quarter of 1999 and recorded as an additional amortization charge in the financial statements. Debt issuance costs of $0.6 million associated with the amendment dated September 28, 2001, were written off in the third quarter of 2001 and recorded as an additional amortization charge in the financial statements.

/(4)/ Amounts do not include amortization of debt issuance costs and original issue discount, which is included in interest expense.

/(5)/ EBITDA is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring, non-cash charges. We believe that EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. Not every company calculates EBITDA in exactly the same fashion. As a result, EBITDA as presented may not necessarily be comparable to similarly titled measures of other companies. See also
     Exhibit 99.1 to this Report for a reconciliation of net income to EBITDA.

/(6)/ The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income before taxes and changes in accounting principles and fixed charges, excluding capitalized interest. Fixed charges consists of interest expense, capitalized interest, amortization of debt issuance costs and one-third of rental expense (the portion deemed representative of the interest factor).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our consolidated financial statements and related notes contained in this Report. The forward-looking statements under this section are subject to risks and uncertainties that exist in our operations and business environment. See Item 1, "Disclosure Regarding Forward-Looking Statements".

Overview

Over the last 10 years, the demand for multi-layer printed circuit boards, which primarily use lightweight glass fiber fabrics, has generally been increasing. In contrast, over the last 3 years, the demand for our heavyweight fabrics has generally been decreasing due to competitive pressures from Asian laminate producers. As a result, we have shifted our electronics glass fiber fabrics manufacturing capacity mix in recent years from heavyweight fabrics, which are typically used in rigid printed circuit boards, toward more technologically advanced and higher-margin lightweight fabrics. Since the fourth quarter of 1997, we have experienced downward pricing pressures on our heavyweight glass fiber fabrics due to foreign exchange fluctuations between the dollar and various Asian currencies and over-capacity in Asian heavyweight fabrics manufacturing, which has led to increased imports of laminates and printed circuit boards into the U.S. from Asia. However, our sales of the higher-margin, lightweight glass fiber fabrics used in multi-layer printed circuit boards have continued to increase except during the calendar year 2001 as a result of a significant inventory adjustment at the OEM level combined with a drop in information technology expenditures by businesses as explained above. We are unable to determine if further declines in this business will continue.

Critical Accounting Policies

The SEC recently issued two releases, FR 60 and 61, relating to critical accounting policies and financial statement disclosure.

We have selected accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, engineers, lawyers and actuaries to assist in our evaluation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our consolidated financial statements:

     . Allowance for doubtful accounts - We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some customers are currently operating in bankruptcy or have experienced financial difficulties. If the financial condition of any of our customers worsens, additional allowances may be required.

     . Inventories - Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory styles to determine obsolete or slow-moving items. Finished goods are written down based on quality and age. Second quality goods are also written down from their original value. Our methodology recognizes projected inventory losses at the time such losses are anticipated rather than at the time goods are actually sold. The adequacy of this estimate is dependent on a number of future factors, including, but not limited to, the state of the economy and the level of customer demand. These factors could cause our inventory reserve to change by a material amount in the near term.

     . Long-lived assets - We periodically review our property and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable and calculate this impairment based on estimated future undiscounted cash flows. Assumptions and estimates used in evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

     . Valuation allowances for deferred income tax assets - We have recorded deferred income tax assets related to the realization of intercompany interest income and the reversal of certain reserves, and have determined that a valuation allowance is not necessary. An adjustment to income tax expense would be required in a future period if we determined that the amount of deferred tax assets to be realized differs from the net recorded amounts.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales for the years ended December 31, 2001, 2000 and 1999:

                                                                                  Year Ended
                                                                                 December 31,
                                                                          -------------------------
                                                                           2001      2000      1999
                                                                          -----     -----     -----
Net sales                                                                 100.0%    100.0%    100.0%
Cost of goods sold                                                         89.6      82.3      83.4
                                                                          -----     -----     -----
      Gross profit                                                         10.4      17.7      16.6
Selling, general and administrative expenses                                4.8       4.6       4.1
Restructuring charge                                                        0.3       --        0.4
                                                                          -----     -----     -----
Operating income                                                            5.3      13.1      12.1
Other (income) expenses:
      Interest expense                                                      9.5       7.0       8.7
      Other income, net                                                    (1.0)     (0.9)     (0.8)
                                                                          -----     -----     -----
           Income (loss) before taxes and extraordinary loss
                                                                           (3.2)      7.0       4.2
Income tax expense (benefit)                                               (1.2)      2.8       1.6
                                                                          -----     -----     -----
           Income (loss) before extraordinary loss                         (2.0)      4.2       2.6
Extraordinary  loss write-off of debt issuance  costs,  net of income
taxes of $0.6 million                                                        --        --       0.6
                                                                          -----     -----     -----
           Net income (loss)                                               (2.0%)     4.2%      2.0%
                                                                          =====     =====     =====

Fiscal Year 2001 Compared to Fiscal Year 2000

Net sales. Net sales decreased $54.6 million, or 27.1%, to $146.8 million in 2001 from $201.4 million in 2000. Sales of glass, carbon and aramid fibers used in various composite materials increased $4.0 million during 2001 as compared to 2000. However, for the same period, our sales of electronics fabrics used in multi-layer and rigid printed circuit boards decreased $47.6 million, or 47.5%, and sales of fabrics used in filtration products decreased $9.4 million, or 32.5%. The decrease in sales of electronics fabrics was primarily a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001. In addition, the decrease in capital spending in the information technology and telecommunications industry has led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers. We do not expect sales to the electronics market to increase significantly during the first quarter of 2002.

The decrease in sales of filtration fabrics was due to fewer large utility projects that have replaced filter bags as well as a downturn in the steel and foundry industries. Our second largest market, fabrics used in composite materials, held up well prior to September 11, 2001. We now expect to confront a decline in orders from customers in the aerospace industry due to uncertainty over airline traffic recovery. It is unknown if this decrease will be fully or partially offset by the market for refurbishing existing aircraft or increased purchases by the military.

In response to these market conditions, we have reduced production schedules and focused on operating cost reductions and working capital management. In the third and fourth quarters of 2001, we furloughed additional production employees thereby reducing our production workforce by approximately 25% since January 2001. In addition, to the furlough of production employees, we reduced a number of salaried positions in order to cut costs in future periods. The reduction of production schedules resulted in a $8.1 million decrease in inventories during the fourth quarter. We have also amended our senior credit facility as more fully described under "Liquidity and Capital Resources."

Gross profit. Gross profit margins decreased to 10.4% in 2001 from 17.7% in 2000, due primarily to the shifts in product mix, discussed above as well as lower sales and production volumes resulting in less absorption of fixed costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to 4.8% of net sales in 2001 from 4.6% of net sales in 2000. This was primarily due to lower sales volumes for 2001, offset by decreased accruals for profit sharing, management fees and bonuses.

Operating income. As a result of the aforementioned factors and charges of $502,000 incurred in 2001 due to the restructuring charge associated with the salaried workforce reduction, operating income decreased $18.7 million to $7.6 million, or 5.3% of net sales, in 2001 from $26.3 million, or 13.1% of net sales, in 2000.

Interest expense. Interest expense decreased $0.2 million to $14.0 million, or 9.5% of net sales, in 2001 from $14.2 million, or 7.0% of net sales, in 2000, due to lower interest rates offset by a write-off of $0.6 million of deferred financing fees relating to our senior credit facility.

Other income, net. Other income decreased $0.4 million to $1.4 million, or 1.0% of net sales, in 2001 from $1.8 million, or 0.9% of net sales, in 2000. During 2001 and 2000, we received payments from Glass Holdings totaling $11.0 million and $11.7 million, respectively, on the loan held by us. We and Glass Holdings have agreed that any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest. Accordingly, we reflected $1.1 million and $1.3 million as interest income recorded in other income on the consolidated statement of operations in 2001 and 2000, respectively.

Income tax expense (benefit). The effective tax rate in 2001 and 2000 of 37.8% and 40.2%, respectively, was higher than the federal statutory rate of 35.0% primarily due to the effect of state income taxes.

Net income (loss). As a result of the aforementioned factors, net income decreased $11.5 million to a loss of $(3.1) million in 2001 from $8.4 million in 2000.

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

Operating income. As a result of the aforementioned factors and charges of $769,000 incurred in 1999 due to a restructuring plan that eliminated several salary positions across the company, operating income increased $4.4 million, to $26.3 million, or 13.1% of net sales in 2000 from $21.9 million, or 12.1% of net sales, in 1999.

Interest expense. Interest expense decreased $1.6 million or 10.1%, to $14.2 million in 2000, from $15.8 million in 1999, due to payments on the senior credit facility.

Income tax expense. The effective tax rate in 2000 and 1999 of 40.2% and 37.9% respectively, was higher than the federal statutory rate of 35.0% primarily due to state income tax.

Net income. As a result of the aforementioned factors, and the write-off of debt issuance costs of $1.0 million after tax associated with the repayment of outstanding indebtedness in connection with the issuance of senior subordinated notes in 1999, net income increased $4.5 million to $8.3 million in 2000, from $3.7 million in 1999.

Balance Sheets

Accounts receivable. Accounts receivable declined $16.0 million, or 55.7%, from December 31, 2000 to 2001. This decline was a result of lower sales in 2001 than in 2000.

Inventory. Inventory increased $2.3 million, or 6.2%, from December 31, 2000 to 2001. This is mainly due to lower sales of fabrics for electronic products. However, during the second half of 2001, we focused on working capital management and reduced our inventory from a high of $50.0 million at the end of July 2001 to $39.0 million at the end of December 2001. We intend to continue to decrease inventories throughout the first half of 2002.

Net property, plant and equipment. Net property, plant and equipment increased $7.7 million, or 14.1%, from December 31, 2000 to 2001. The net increase is the result of purchases of capital assets, offset by disposals and depreciation.

The principal capital expenditures during 2001 and 2000 included:

     (1) $5.9 million and $1.0 million in 2001 and 2000, respectively, converting old looms at our heavyweight fabrics facility in South Hill, Virginia, in order to run lightweight fabrics;

     (2) $5.3 million and $1.4 million in 2001 and 2000, respectively, for the beginning of the second phase of our lightweight fabrics facility in South Hill, Virginia; and

     (3) $1.5 million and $0.9 million in 2001 and 2000, respectively, for new looms and finishing unit upgrades at our facility in Altavista, Virginia.

Accounts payable and accrued liabilities. Accounts payable and accrued liabilities declined $13.3 million, or 53.0%, from December 31, 2000 to 2001. This decline was primarily the result of reduced inventory purchases near the end of 2001 and a decrease in income taxes payable. In addition, the profit sharing accrual was reduced $2.5 million as a result of the decrease in our profitability.

Deferred compensation arrangements. As disclosed in the consolidated financial statements and related notes herein, we restated our December 31, 2000 balance sheet to reflect liabilities associated with deferred compensation arrangements. These liabilities were recorded in postretirement benefit and pension obligations and totalled approximately $1.2 million and $1.1 million at December 31, 2001 and December 31, 2000, respectively.

During the fourth quarter of 2000, we approved the expansion of our lightweight fabrics facility in South Hill, Virginia, as well as the purchase of new looms to be installed in our heavyweight production facility in South Hill, Virginia. The new looms were installed in order to change part of the fabric production at that facility from heavyweight fabrics to lightweight fabrics. These capital projects were approved to meet the forecasted growth that was projected in 2000 for 2001 and thereafter. Given the current environment in the electronics industry, in the third quarter of 2001, we stopped all capital expenditure projects that could be suspended and completed only those open projects that were in a state of completion that made them impossible to suspend. At this point, we cannot provide any assurances as to when we will complete the remainder of the South Hill expansion, if at all. We will evaluate the completion of this project as market conditions warrant.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facility. Our future need for liquidity will arise primarily from interest payments on our 10 1/4% Series B Senior Subordinated Notes due 2009 ($100.0 million outstanding at December 31, 2001 net of unamortized discount of $1.4 million), principal and interest payments on the senior credit facility, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the senior subordinated notes scheduled prior to their maturity.

Net cash provided by operating activities. Net cash provided by operating activities was $1.1 million for 2001, compared with $6.9 million in 2000 and was primarily the result of a net loss of $(3.0) million, adjusted for non-cash charges/(credits) to net income for depreciation of $8.6 million, amortization of $1.7 million, deferred income taxes of $(5.7) million, an increase in inventory of $(2.3) million, a decrease in accounts payable and accrued expenses of $(15.1) million and a decrease in trade accounts receivable of $16.0 million. These operating results were driven by reduced customer demand, especially in the electronics and filtration product industries where sales declined over 47% and 32%, respectively, as described above, from 2000 to 2001. This reduced demand caused unfavorable absorption resulting from reduced production schedules in the fourth quarter of 2001 and also caused a reduction in accounts receivable and accounts payable. We expect operating cash flows to improve throughout fiscal 2002 as a result of working capital management and an increase in sales.

Net cash used in investing activities. Net cash used in investing activities was $15.7 million and $6.7 million in 2001 and 2000, respectively, and was the result primarily of purchases of property, plant and equipment. Capital expenditures in 2001 were related to a large expansion project at the South Hill facility. This project was suspended in late 2001, as discussed above. We have historically financed our capital expenditures through cash flow from operations and borrowings under our credit facilities. We expect our capital spending during 2002 to be limited primarily to maintenance purposes, which will result in lower capital expenditures compared to 2001.

Net cash provided by financing activities. Net cash provided by financing activities was $14.6 million for 2001, compared with net cash used of $0.1 million for 2000, and consisted primarily of net payments on the term loan of $19.2 million, net proceeds on the revolver of $27.0 million, payments received on a loan to Glass Holdings of $9.9 million, and a decrease in the book overdraft of $3.1 million. During 2002, as a result of forecasted positive cash flows from the business, we expect the outstanding balance on the revolver to be reduced. In addition, as a result of a recently signed Job Creation and Worker Assistance Act of 2002, which allows us to carry back our 2001 consolidated tax loss for five years, we expect to receive approximately $6.0 million in federal tax refunds during 2002 through an intercompany loan payment from Glass Holdings, our parent and tax filer.

At December 31, 2001, we had outstanding debt of $27.0 million under our senior credit facility, with additional available borrowings of up to $6.0 million. Based upon current and anticipated levels of operations, we believe that our cash flows from operations, combined with short term availability under the senior credit facility, will be adequate to meet short term liquidity needs with respect to existing obligations and operations. We are continuing our efforts to reduce inventory levels and improve working capital, while implementing additional cost-saving initiatives. Overall, BGF's business plan anticipates continued improvements in our operations that will improve liquidity and provide a return to profitability. However, our future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. See "Cautionary Statements Regarding Forward-Looking Statements."

On September 28, 2001, we amended our senior credit facility. As a result of the amendment, we wrote off $573,000 of deferred financing fees relating to the original borrowings in 1998 under the senior credit facility which was charged to interest expense. Under the terms of the amendment, we paid off the existing term loan of $15.6 million, reduced the availability under the revolver from $60 million to $50 million, and locked in the interest rate to 2.75 points over LIBOR (1.87% at December 31, 2001) through 2002 at which time the rate will revert back to the initial rate under the senior credit facility. The availability under the revolver is subject to a borrowing base calculation, which is based on specified percentages of eligible accounts receivable and inventories.

The senior credit facility, as amended, requires us to satisfy various covenants such as a certain maximum senior leverage ratio, minimum consolidated net worth, interest coverage ratio, and maximum capital expenditure levels. The amendment has significantly eased the financial covenants through the end of 2002. Based on our current operating performance we believe that BGF will be able to achieve the amended financial covenant levels through December 2002, although no assurances can be provided. If we are able to continue to satisfy such covenants under our senior credit facility, we believe that we will operate with sufficient liquidity throughout the current downturn in the lightweight electronics and filtration industries.

The senior credit facility contains a cross-default provision related to the indebtedness of an affiliate. In the event that this affiliate does not remain in compliance with its covenants throughout 2002, we have received a waiver under our senior credit facility from our lenders through April 1, 2003 of any such cross default.

We are currently negotiating a new longer term financing arrangement with another lender and expect it to be finalized in April 2002. However, there can be no assurance that such a refinancing will be consummated.

On January 21, 1999, BGF issued $100.0 million of 10 1/4% Senior Subordinated Notes ($98 million net of discount) due 2009. The net proceeds to us from the sale of these notes were approximately $94.9 million, after deducting the initial purchaser's discount and expenses. We used the net proceeds from the offering to repay all $65.0 million of indebtedness under the senior subordinated credit facility and $29.9 million of indebtedness under the revolver under our senior credit facility, which was incurred on September 30, 1998 to fund the purchase by AGY Holdings of a 51% interest in Advanced Glassfiber. Upon the repayment of the $65.0 million of indebtedness under the senior subordinated credit facility, the facility was terminated. On July 23, 1999, we exchanged the old notes for substantially identical new notes that have been registered under the Securities Act. There are no cross-default provisions for these senior subordinated notes in conjunction with the covenants discussed above for the senior credit facility.

On September 30, 1998, AGY Holdings, an affiliate of BGF, purchased a 51% ownership interest in Advanced Glassfiber Yarns LLC ("Advanced Glassfiber") for aggregate consideration of $338.9 million, including post-closing adjustments. In connection with the acquisition, BGF loaned Glass Holdings approximately $138.6 million to provide Glass Holdings a portion of the capital necessary to fund the acquisition. The balance is payable on October 31, 2008 or such later date as may be agreed to by us and Glass Holdings. We have not accrued interest income earned under the terms of the loan agreement due to the fact that full repayment of the loan and related interest by Glass Holdings is contingent upon Glass Holdings' receipt of dividends and other distributions from its two subsidiaries, we and Advanced Glassfiber, which are currently restricted from paying dividends and other distributions under their debt agreements. Interest in arrears as of December 31, 2001 and 2000 totaled $38.1 million, and $27.4 million, respectively. See also "Item 13. Certain Relationships and Related Transactions." During 2001 and 2000, we received payments from Glass Holdings totaling $11.0 million and $11.7 million, respectively. While there are interest amounts in arrears, we and Glass Holdings have agreed that any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest. Accordingly, we reflected $9.9 million and $10.5 million of the cash payment received as a reduction of principal and $1.1 million and $1.2 million was recognized as interest income (recorded in other income on the consolidated statement of operations) in 2001 and 2000, respectively.

Following is a summary of our fixed obligations at the end of 2001 and will require the use of funds:

                                            Payments due by year
                                               In thousands
                                  2002    2003   2004   2005   Thereafter
-------------------------------------------------------------------------
Long-term debt/(1)/               $ --   $27.0   $ --   $ --     $100.0
Operating leases                   0.8     0.7    0.6    0.5        0.4
                                  ----   -----   ----   ----     ------
                                  $0.8   $27.7   $0.6   $0.5     $100.4

/(1)/ 10 1/4% Senior Subordinated Notes, due 2009 of $100.0 million and revolver balance of $27.0 million due 2003.

Restructuring Charge

In 2001, management approved a restructuring plan which resulted in the reduction of our salaried and wage workforce by approximately 25%. As a result of the restructuring, we incurred charges of $0.5 million. The charges incurred were costs for salaried employee severance and are expected to be paid out during 2002.

Outlook for 2002

The following section contains forward-looking statements about our plans, strategies and prospects during 2002. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the important factors that could cause our actual results to differ materially from those contained in any forward-looking statements set forth under Part I, "Cautionary Statement Regarding Forward-Looking Statements."

Looking ahead to 2002:

     . Sales trends during January and February 2002 increased slightly from the average monthly sales for the last quarter of 2001. These improvements over the fourth quarter of 2001 are expected to continue through 2002, contingent upon the recovery of the electronics market. As a result of this expected increase in customer demand, utilization of manufacturing facilities would increase resulting in improved gross margins relative to the fourth quarter of 2001. Our second largest market, fabrics used in composite materials, held up well prior to September 11, 2001. However, we now expect to confront a decline in orders from customers in the aerospace industry due to uncertainty over airline traffic recovery.

     . We plan to continue to reduce inventory levels during 2002 as we did during the second half of 2001. This reduction would improve our cash flows from operations.

     . As a result of headcount reductions and other cost saving initiatives implemented in the fourth quarter of 2001, we expect to reduce selling, general, and administrative costs.

     . Raw material pricing in the first quarter of 2002 is expected to decline from the fourth quarter of 2001. The resulting benefit to cost of goods sold is expected to begin in the second quarter of 2002.

     . Due to the recently signed Job Creation and Worker Assistance Act of 2002, which allows us to carry back our 2001 consolidated tax loss for five years, we expect to receive approximately $6.0 million in federal tax refunds during 2002.

     . We anticipate finalizing an asset based financing arrangement in the second quarter of 2002, which will increase the flexibility of our borrowing options.

Related Party Transactions

See Item 13, "Certain Relationships and Related Transactions" for a discussion of related party transactions.

Impact of Inflation

We generally attempt to pass cost increases on to our customers. Costs are affected by, among other things, inflation, and we may experience the effects of inflation in future periods. We believe, however, that inflation has not had a material impact on us during the past three years.

Recently Issued Accounting Standards

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

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the year ended December 31, 2001 was $181,000. The amount of unamortized goodwill as of December 31, 2001 is approximately $4.7 million.

In order to conform with recent technical literature from the Emerging Issues Task Force, shipping and handling costs are now included in cost of goods sold and not presented as a reduction of net sales. The fiscal 1999 financial information presented in this section has been reclassified to conform to the current presentation. In addition, the fiscal 1999 financial statements as presented in "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" have been reclassified to conform to the current presentation.

Prior to the reclassification, revenues and cost of goods sold for fiscal 1999 were $178.5 million and $148.3 million, respectively. As a result of the reclassification, revenues and cost of goods sold for fiscal 1999 are (in thousands) $181.7 million and $151.5 million, respectively. See footnote 1 of the consolidated financial statements.

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

We entered into an interest rate swap agreement to manage our exposure to interest rate changes under the senior credit facility. The swap involves the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. On September 28, 2001 we amended our senior credit facility. Under the terms of the amendment, we paid off the existing term loan of $15.6 million and reduced the availability under the revolver from $60.0 million to $50.0 million. Simultaneously, we also amended our interest rate swap term from March 31, 2004 to September 30, 2003 and redesignated the swap to cover only the revolver portion of our senior credit facility. At December 31, 2001, the notional amount of the interest rate swap agreement was $19.2 million. Under this agreement, we have secured a fixed rate of interest of 5.04% on the notional amount. This swap effectively changes our payment of interest on $19.2 million of variable rate debt to a fixed rate for the contract period.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 2001, we would have paid approximately $527,000 to terminate the agreement. A 100 basis point decrease in LIBOR would increase the amount paid by approximately $179,000. The fair value, as determined by the counterparty, is based on dealer quotes, considering current interest rates. The unrealized loss on this derivative instrument is a component of other comprehensive income
(loss).

The fair value of the senior subordinated notes as of March 27, 2002 and December 31, 2001 was approximately $77.5 million and $64.0 million, respectively.

Actual gains and losses in the future may differ materially from the above analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges.

Item 8. Financial Statements and Supplementary Data

See Page F-1 of the financial reports included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The names, ages and positions of our directors and executive officers as of March 26, 2002 are set forth below. Each of our directors is also a director of Glass Holdings. All directors are elected annually and hold office until their successors are elected and qualified or until their earlier removal or resignation.

Name                  Age   Positions with BGF
----                  ---   ------------------
Robert Porcher        73    Chairman of the Board,  Chief  Executive  Officer
                            and Director
Philippe Porcher      48    Vice Chairman
Richard L. Cromer     58    President
Philippe R. Dorier    45    Senior Vice President,  Chief Financial  Officer,
                            Secretary and Treasurer
James R. Henderson    64    Executive Vice President Sales and Merchandising

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

Item 11. Executive Compensation

The following table shows, for the fiscal years ended December 31, 2001, 2000, and 1999, the compensation paid to or earned by our Chief Executive Officer and our four other most highly compensated executive officers who were serving at the end of 2001.

                                                                            Other
Name and Principal Position               Salary (1)       Bonus         Compensation
---------------------------               ----------      --------       ------------
Robert Porcher
Chairman of the Board, Chief Executive
Officer and Director
         2001: .......................     $120,000/(2)/        --       $71,409/(4)/
         2000: .......................     $120,000/(2)/  $190,000/(3)/  $98,993/(4)/
         1999: .......................     $120,000/(2)/  $120,000/(3)/  $52,070/(4)/
Philippe Porcher
Vice Chairman
         2001: .......................     $120,000/(2)/                      --
         2000: .......................     $120,000/(2)/  $115,000(/3)/       --
         1999: .......................     $120,000/(2)/  $ 72,000/(3)/       --
Richard L. Cromer
President
         2001: .......................     $234,426             --       $17,678/(5)/
         2000: .......................     $221,268       $160,000       $29,423/(5)/
         1999: .......................     $209,697       $100,000       $ 8,622/(5)/
Philippe R. Dorier
Senior Vice President, Chief Financial
Officer, Secretary and Treasurer
         2001: .......................     $167,100             --       $13,475/(6)/
         2000: .......................     $160,680/(3)/  $116,400/(3)/  $ 9,100/(6)/
         1999: .......................     $156,000/(3)/  $72,750/(3)/   $13,216/(6)/
James R. Henderson
Executive Vice President Sales and
Merchandising
         2001: .......................     $166,324             --       $12,292/(7)/
         2000: .......................     $158,400       $116,400       $ 8,844/(7)/
         1999: .......................     $153,288       $ 72,756       $12,413/(7)/

/(1)/ Includes the following amounts deferred at the election of the following executive officers pursuant to BGF's 401(k) plan in 2001, 2000 and 1999, respectively: Mr. Dorier--$10,500, $9,790, and $9,983; and Mr. Henderson--$10,481, $7,075, and $10,000; and Mr. Cromer--$6,800, $3,158,
     and $0.

/(2)/ Represents a management fee paid by BGF Services, Inc., an affiliate of BGF, to Messrs. Robert and Philippe Porcher and reimbursed by BGF to cover services provided by Messrs. Robert and Philippe Porcher to BGF. See "Item
     13. Certain Relationships and Related Party Transactions".

/(3)/ Paid for by BGF Services and reimbursed by BGF to BGF Services in the form of management fees to cover services rendered to BGF. See "Item 13. Relationships and Related Party Transactions."

/(4)/ In 2001, includes $6,483 for club membership fees; $1,382 for maintenance of automobiles; $25,841 depreciation associated with cost of residence; and $37,703 associated with maintenance of residence. In 2000, includes $5,596 for club membership fees; $478 for maintenance of automobile; $25,841 depreciation associated with cost of residence; and $67,078 associated with maintenance of residence in 2000. In 1999, includes $3,640 for club membership fees; $1,447 for maintenance of automobile; $25,840 depreciation associated with cost of residence; and $21,143 associated with maintenance of residence in 1999.

/(5)/ Represents $10,878, $9,484, and $8,622, in 2001, 2000, and 1999,
     respectively, of personal use of company car, gross annual profit sharing distributions of $6,800 and $3,158 in 2001 and 2000, respectively, and $16,781 in relocation fees in 2000.

/(6)/ Represents gross annual profit sharing distributions of $6,427, $3,120, and $6,382 in 2001, 2000, and 1999, respectively, and $7,048, $5,980, and
     $6,834 in 2001, 2000, and 1999, respectively, of personal use of a company car.

/(7)/ Represents gross annual profit sharing distributions of $6,336, $3,066, and $6,572 in 2001, 2000, and 1999, respectively, and $5,956, $5,778, and
     $5,841, in 2001, 2000, and 1999, respectively, for personal use of a company car.

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

The estimated annual benefits payable upon retirement at normal retirement age for the executive officers listed in the "Executive Compensation" table above is as follows: Mr. Cromer--$23,619; Mr. Dorier--$63,357; Mr. Henderson--$24,182. These calculations are based on 2001 compensation, assume benefits are payable as a straight-life annuity, and assume that each individual will work until age
65. Mr. Robert Porcher and Mr. Philippe Porcher do not participate in the Retirement System.

401(k) Plan. The Employees' Profit Sharing and Tax Savings Plan of BGF Industries, Inc. covers most employees of BGF. After completing one hour of service, employees may defer up to 15% of their plan compensation each year, subject to Internal Revenue Code limitations. We may, in our discretion, match employees' elective deferrals up to a specified limitation each year and may make a discretionary employer contribution for employees that have completed one year of service. All contributions are 100% vested and nonforfeitable at all times. Benefits are payable after separation from service in a lump sum in cash.

Compensation of Directors

Our directors did not receive separate compensation for their services as directors in 2000.

Compensation Committee Interlocks and Insider Participation

Mr. Robert Porcher, who serves as both an executive officer and as a member of the board of directors of BGF, serves as the Chairman of the Supervisory Board of Porcher Industries, which is the equivalent of a board of directors. Mr. Robert Porcher also serves as an executive officer of Glass Holdings, AGY Holdings, BGF Services, Inc., BGF Overseas, Inc., Advanced Glassfiber Yarns, LLC and AGY Capital Corp., all of which are affiliates of BGF. He is a member of the board of directors for Glass Holdings, AGY Holdings, BGF Services, BGF Overseas, Advanced Glassfiber Yarns and AGY Capital Corp. Messrs. Cromer and Dorier also serve as members of the Executive Board of Porcher Industries, whose members are equivalent to executive officers. Mr. Dorier also serves as an executive officer of Glass Holdings, AGY Holdings, BGF Services, BGF Overseas and as a director of Glass Holdings, AGY Holdings and BGF Services. Mr. Philippe Porcher serves as Chairman of the Executive Board of Porcher Industries. He also serves as a director of Advanced Glassfiber Yarns and AGY Capital Corp. These positions effectively create interlocks between BGF and Glass Holdings, AGY Holdings, BGF Services, BGF Overseas, Advanced Glassfiber Yarns and AGY Capital Corp. See also "Item 13. Certain Relationships and Related Party Transactions."

Deferred Compensation Agreements

We have entered into Deferred Compensation Agreements with our executives and we are the guarantor of Mr. Dorier's Deferred Compensation Agreement with BGF Services. The agreements provide for both pre-retirement survivor benefits, as well as post-retirement benefits to the executive. The agreements also contain a non-competition provision. Generally, under each of the agreements, if the executive dies before the age of 65, his beneficiary or, if none, his estate will receive monthly payments for a 10-year period of an amount equal to 50% of the greater of:

     (1) the executive's monthly base salary in effect on the January 1 prior to his death; or

     (2) the executive's average monthly base salary on January 1 of the five years prior to his death.

This amount is decreased progressively if the executive dies after the age of 60 but before 65. The agreements also provide for post-retirement benefits in the form of:

     (1) monthly payments over 10 years, the sum of which is equal to the "applicable percentage" multiplied by the greater of (a) the executive's annual base salary on January 1 immediately preceding or concurrent with his retirement or (b) the average of the executive's annual base salary on January 1 of the five years prior to his retirement. The "applicable percentage" is one and one-half. If the executive dies prior to receiving all of the monthly payments, the payments are made to his designated beneficiary or, if none, his estate. Reduced benefits are paid if the executive retires prior to age 65; and

     (2) a payment on death equal to three-quarters of his annual base salary on the January 1 immediately preceding or concurrent with his retirement.

In 1998, we entered into an agreement with Mr. Pope with regard to his executive life insurance policies. In accordance with this agreement, we transferred ownership of the life insurance to Mr. Pope in March 2001. The cash surrender value of these policies was $155,788 at that time.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of BGF's outstanding common stock as of December 31, 2001 for each person or group known to our management to be holding more than 5% of the common stock and for each director and executive officer named in the "Executive Compensation" table and all of our directors and executive officers as a group.

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

Name of Beneficial Owner                          Percent of Class
------------------------                          ----------------
Porcher Industries                                    100.00%
Robert T. Porcher                                      56.05%
Philippe Porcher                                            *
Richard L. Cromer                                         --
Philippe R. Dorier                                        --
James R. Henderson                                        --
All directors and executive officers as a group        56.05%
(5 persons)

Item 13. Certain Relationships and Related Transactions

We are wholly owned by Porcher Industries through its U.S. holding company, Glass Holdings. We have on going financial, managerial and commercial agreements and arrangements with Porcher Industries, Glass Holdings and other wholly-owned subsidiaries of Glass Holdings, as well as other affiliates of Porcher Industries. Mr. Robert Porcher, our Chairman of the Board and Chief Executive Officer, beneficially owns a controlling interest in Porcher Industries. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings, that cover the periodic management services of Robert Porcher and his son Philippe Porcher, the Vice President of Porcher Industries, and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Robert Porcher and Dorier and maintenance and upkeep of Robert Porcher's Greensboro, North Carolina residence, which is owned by BGF Services and has a net book value of approximately $1.0 million. In connection with these arrangements, we incurred expenses of $641,000 in 2001. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. In 2001, we were not billed by the parent company for management expenses. We were billed $47,000 for reimbursement of travel and administrative expenses. These terms cannot be considered comparable to those that would be provided to a third party.

We purchase carbon fibers and finished products from Porcher Industries. We purchased $4.7 million in 2001 for these products. We sell finished goods and occasionally unfinished goods directly to Porcher and its affiliates. In 2001, we billed Porcher Industries and its affiliates $240,000 for these goods. Porcher Industries billed us for commissions for sales of its products in Asia, Europe, and Australia of $204,000 in 2001. We believe that prices and commissions paid or received by us for these transactions are comparable to those paid to third parties.

We collect and deposit customer payments on behalf of two wholly owned subsidiaries of Porcher Industries in exchange for fees equal to 2% of amounts collected. We billed $33,000 in fees for these services incurred in 2001. We believe that these fees are comparable to those that would be paid to third parties.

Graham A. Pope, a former director of BGF, performed certain consulting services for BGF regarding Shanghai Porcher. We paid Mr. Pope $10,000 in consulting fees in 2001.

On September 30, 1998, AGY Holdings purchased its 51% ownership interest in Advanced Glassfiber for aggregate consideration of approximately $338.9 million, including post-closing adjustments. We loaned Glass Holdings approximately $138.6 million to provide it with a portion of the capital necessary to fund the acquisition. Additionally, BGF had a non-interest bearing loan payable to Glass Holdings from prior years of $1.8 million resulting in a net loan amount to Glass Holdings of $136.8 million. Our loan to Glass Holdings is evidenced in part by promissory notes. In 2001, Glass Holdings paid down $9.9 million in principal and $1.1 million interest. We believe that these transactions were on terms no more favorable than if Glass Holdings had borrowed the funds directly from a third party.

Currently, Advanced Glassfiber leases approximately 27,200 square feet of segregated space at our South Hill, Virginia lightweight fiber fabric facility for the purpose of manufacturing glass yarns for exclusive supply to us under a supply contract, extendible at the option of Advanced Glassfiber, that expires on December 31, 2008. We also provide Advanced Glassfiber with leased employees and administrative and technical support services. We billed Advanced Glassfiber approximately $0.9 million pursuant to this agreement in 2001. We also purchased approximately $25.9 million of raw materials from Advanced Glassfiber in the twelve months ended December 31, 2001. We believe that each of these arrangements are on terms no more favorable than those that would be provided to third parties. While Advanced Glassfiber is currently experiencing financial difficulties, we do not expect our operations to be significantly impacted.

     See also note 13 to the consolidated financial statements filed as part of this Annual Report in Item 14.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.   FINANCIAL STATEMENTS
     See Index on page F-1.

2.   FINANCIAL STATEMENT SCHEDULE
     See Index on page F-1.

(a)  Documents Incorporated by Reference or Filed with this Report:

EXHIBITS

        Exhibit No.              Description of Exhibit
        ----------              ----------------------

           3.1(1) Certificate of Incorporation of BGF Industries, Inc., as amended

           3.2(1)   Bylaws of BGF Industries, Inc., as amended

           4.1(1) Indenture, dated as of January 21, 1999, among BGF Industries, Inc. and The Bank of New York, as trustee, relating to $100 million principal amount of 10 1/4% Senior Subordinated Notes Due 2009

           4.2(1) Form of 10 1/4% Series A and Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

          10.1(1) Deferred Compensation Agreement, dated November 13, 1995, by and between BGF Industries, Inc. and Graham A. Pope /(2)/

          10.2(1) Deferred Compensation Agreement, dated April 1, 1998, by and between BGF Industries, Inc. and Richard L. Cromer /(2)/

          10.3(1) Deferred Compensation Agreement, dated April 16, 1990, by and between BGF, Industries, Inc. and James R. Henderson /(2)/

          10.4(1) Deferred Compensation Agreement, dated January 28, 1993, by and between BGF Services, Inc. and Philippe Dorier /(2)/

          10.5(1) Lease, dated March 20, 1996, between E.R. English, Sr., as lessor, and BGF Industries, Inc., as lessee

          10.6(1) Purchase Order (Lease), dated November 26, 1996, between K&C Brokerage, as lessor, and BGF Industries, Inc., as lessee

          10.7(1) Lease, dated November 1, 1991, by and between H.V. Johns, Jr., as lessor, and BGF Industries, Inc. as lessee

          10.8(1) Agreement between Contractor and Owner (Warehouse Lease), dated February 1, 1998, between Boyd Warehouse/Emmett Williams, as lessor, and BGF Industries, as lessee

          10.9(1) Note Purchase Agreement dated January 15, 1999 between BFG Industries, Inc., Inc. and the Initial Purchaser

          10.10(1) Senior Credit Agreement dated September 30, 1999 among BGF Industries, Inc., as Borrower, its Domestic Subsidiaries from time to time party thereto, as Guarantors, the Lenders Parties thereto and First Union National Bank, as Agent

          10.11(1) Senior Subordinated Credit Agreement dated as of September 30, 1998 among BGF Industries, Inc., as Borrower, certain subsidiaries from time to time party thereto, as Guarantors, and First Union Investors, Inc., as Agent

          10.12(1) Promissory Note, dated September 30, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $135,043,844.62

          10.13(1) Promissory Note, dated December 23, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $2,681,000

          10.14(3) Second Amendment to Credit Agreement, dated December 16, 1999, by and among BGF Industries, Inc. (the "Borrower"), certain Domestic Subsidiaries of the Borrower party thereto (collectively the "Guarantors"), several banks and other financial institutions party thereto (the "Lenders") and First Union National Bank (the "Agent").

          10.15(3) Syndication Amendment and Assignment, dated November 30, 1998, by and among BGF Industries, Inc. (the "Borrower"), certain Domestic Subsidiaries of the Borrower party thereto (collectively the "Guarantors"), the Existing Lender (as defined therein), the New Lenders (as defined therein), and First Union National Bank (the "Agent").

          10.16(4) Lease Agreement, dated December 1, 1999 by and between Lawson Family LLC and BGF Industries, Inc.

          10.17(5) Lease Agreement, dated October 1, 2000 by and between Edgar J.T. Perrow and BGF Industries, Inc.

          10.18(6) Third Amendment to Credit Agreement, dated September 28, 2001, by and among BGF Industries, Inc. (the "Borrower"), certain Domestic Subsidiaries of the Borrower party thereto (collectively the "Guarantors"), several banks and other financial institutions party thereto (the "Lenders") and First Union National Bank (the "Agent").

          12        Statement of Computation of Ratios

          21        Subsidiaries of BGF

          24        Powers of Attorney (included on signature page)

          99.1      Reconciliation of net income to EBITDA

----------

(1) Filed as part of the Company's Registration Statement (333-72321) and incorporated herein by reference.
/(2)/Management contract or compensatory plan or arrangement.
(3) Filed as part of the Company's Form 8-K, dated December 16, 1999 and incorporated herein by reference.

(4) Filed as part of the Company's Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
(5) Filed as part of the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
(6) Filed as part of the Company's Form 10-Q for the fiscal quarter ended September 30, 2001 and incorporated herein by reference.

     (b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                  Page No.
                                                                                  --------
FINANCIAL STATEMENTS
--------------------
Report of Independent Accountants                                                   F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                        F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
    for the years ended December 31, 2001, 2000 and 1999                            F-4

Consolidated Statements of Cash Flows for the years ended
    December 31, 2001, 2000 and 1999                                                F-5

Consolidated Statements of Stockholder's Equity (Deficit) for the years ended
    December 31, 2001, 2000 and 1999                                                F-6

Notes to Consolidated Financial Statements                                          F-7

FINANCIAL STATEMENT SCHEDULE
----------------------------

Valuation and Qualifying Accounts                                                   S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of BGF Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 33 present fairly, in all material respects, the financial position of BGF Industries, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

As discussed in Note 7 to the consolidated financial statements, the Company may not be able to comply with its loan covenants under its existing credit agreement in April 2003 as it relates to a cross-default provision of an affiliate's indebtedness.

As discussed in Note 17, the Company's consolidated financial statements have been restated to reflect deferred compensation liabilities.


/S/ PRICEWATERHOUSECOOPERS LLP
------------------------------
Greensboro, North Carolina
March 15, 2002

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                              December 31,   December 31,
                                                                                  2001           2000
                                                                              ------------   ------------
                                   ASSETS

Current assets:
     Cash and cash equivalents                                                  $      22      $       8
     Trade accounts receivable, less allowance for returns and doubtful
        accounts of $400 and $663 respectively                                     12,710         28,709
     Inventories  (Note 2)                                                         39,037         36,745
     Other current assets  (Note 3)                                                 4,693          3,070
                                                                                ---------      ---------
          Total current assets                                                     56,462         68,532
Net property, plant and equipment  (Note 4)                                        62,155         54,488
Other noncurrent assets, net  (Note 5)                                             16,982         13,786
                                                                                ---------      ---------
          Total assets                                                          $ 135,599      $ 136,806
                                                                                =========      =========

               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Book overdraft                                                             $   2,528      $   5,652
     Accounts payable                                                               4,171         11,233
     Accrued liabilities  (Note 6)                                                  7,642         13,906
     Current portion of long-term debt  (Note 7)                                       --          3,106
                                                                                ---------      ---------
          Total current liabilities                                                14,341         33,897
Long-term debt, net of discount of $1,417 and $1,617 respectively  (Note 7)       125,583        114,477
Postretirement benefit and pension obligations  (Note 9)                            5,415          4,683
                                                                                ---------      ---------
          Total liabilities                                                       145,339        153,057
                                                                                ---------      ---------
Commitments and contingencies (Note 12)

Stockholder's equity (deficit):
     Common stock, $1.00 par value. Authorized 3,000 shares; issued
        and outstanding 1,000 shares                                                    1              1
     Capital in excess of par value                                                34,999         34,999
     Retained earnings                                                             71,981         75,059
     Accumulated other comprehensive loss                                            (342)            --
     Loan to parent  (Note 13)                                                   (116,379)      (126,310)
                                                                                ---------      ---------
          Total stockholder's equity (deficit)                                     (9,740)       (16,251)
                                                                                ---------      ---------
          Total liabilities and stockholder's equity (deficit)                  $ 135,599      $ 136,806
                                                                                =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             (dollars in thousands)

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                   2001       2000      1999
                                                 -------------------------------
Net sales                                        $146,842   $201,419   $181,681
Cost of goods sold                                131,639    165,830    151,491
                                                 --------   --------   --------
     Gross profit                                  15,203     35,589     30,190
Selling, general and administrative
   expenses                                         7,071      9,333      7,492
Restructuring charge  (Note 15)                       502         --        769
                                                 --------   --------   --------
     Operating income                               7,630     26,256     21,929
Interest expense                                   13,972     14,168     15,817
Other income, net                                  (1,396)    (1,844)    (1,485)
                                                 --------   --------   --------
     Income (loss) before income taxes and
        extraordinary loss                         (4,946)    13,932      7,597
Income tax expense (benefit)                       (1,868)     5,602      2,880
                                                 --------   --------   --------
     Income (loss) before extraordinary
        loss                                       (3,078)     8,330      4,717
Extraordinary loss on write-off of
   debt issuance costs, net of income
   taxes of $639                                       --         --      1,029
                                                 --------   --------   --------
Net income (loss)                                $ (3,078)  $  8,330   $  3,688
                                                 --------   --------   --------
Other comprehensive income (loss) net of tax:
 Cumulative  effect of  change  in  accounting
   principle                                          183         --         --
Change in fair value of cash flow hedge              (525)        --         --
                                                 --------   --------   --------
Total comprehensive income (loss)                $ (3,420)  $  8,330   $  3,688
                                                 ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                For the Year Ended December 31,
                                                                 2001        2000        1999
                                                               --------------------------------
Cash flows from operating activities:
  Net income (loss)                                            $ (3,078)   $  8,330    $  3,688
  Adjustment  to  reconcile  net income  (loss) to net cash
   provided by operating activities:
   Depreciation                                                   8,563       8,404       8,026
   Amortization                                                   1,529         969       1,241
   Amortization of discount on notes                                200         200         183
   Extraordinary loss                                                --          --       1,668
   Restructuring charge                                             467          --         217
   Loss on disposal of equipment                                    426          94          10
   Deferred income taxes                                         (5,767)     (5,076)     (6,507)
   Postretirement benefit and pension obligations                   732         528         537
  Change in assets and liabilities:
   Trade accounts receivable, net                                15,999      (8,343)        442
   Other current assets                                            (590)        851       1,118
   Inventories                                                   (2,292)     (1,148)      6,935
   Other assets                                                       9        (118)        (99)
   Accounts payable                                              (8,061)      4,871        (151)
   Accrued liabilities                                           (7,073)     (2,711)     10,958
                                                               --------    --------    --------
        Net cash provided by operating activities                 1,064       6,851      28,266
                                                               --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                   (15,739)     (6,764)     (6,531)
   Proceeds from sale of equipment                                   82          36          59
                                                               --------    --------    --------
        Net cash used in investing activities                   (15,657)     (6,728)     (6,472)
                                                               --------    --------    --------
Cash flows from financing activities:
   Book overdraft                                                (3,124)      4,388         607
   Payments on term loan                                        (19,200)     (5,000)    (25,800)
   Proceeds from revolving credit facility                       74,000      24,000      27,000
   Payments on revolving credit facility                        (47,000)    (34,000)    (53,000)
   Payments on bridge facility                                       --          --     (65,000)
   Proceeds from senior subordinated notes                           --          --      98,000
   Debt issuance costs                                               --          --      (3,602)
   Payment received on loan to parent
                                                                  9,931      10,480          --
                                                               --------    --------    --------
        Net cash provided by (used in) financing activities      14,607        (132)    (21,795)
                                                               --------    --------    --------
   Net increase (decrease) in cash and cash equivalents              14          (9)         (1)
   Cash and cash equivalents at beginning of period                   8          17          18
                                                               --------    --------    --------
   Cash and cash equivalent at end of period                   $     22    $      8    $     17
                                                               ========    ========    ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                      $ 12,607    $ 13,263    $ 10,271
                                                               ========    ========    ========
   Cash paid (received) for income taxes                       $   (393)   $  1,884    $    895
                                                               ========    ========    ========
Supplemental  disclosure of non-cash investing and financing activities
   Property and equipment financed in accounts payable         $  1,417    $    418    $    725
                                                               ========    ========    ========
   Decrease in fair market value of interest rate swap         $    342    $     --    $     --
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

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                             (dollars in thousands)

                                                                                                Accumulated
                                                                                                -----------
                                                                                                  Other
                                                                                                  -----
                                                                                               Comprehensive        Total
                                                     Common   Paid-In   Retained    Loan to    -------------     Stockholder's
                                                     Stock    Capital   Earnings     Parent         Loss        Equity (Deficit)
                                                     ------   -------   --------   ---------   -------------   ----------------
Balance, December 31, 1998, as previously reported    $ 1     $34,999   $63,614    $(136,790)      $  --           $(38,176)
Correction of an error (Note 17)                       --          --      (573)          --          --               (573)
                                                      ---     -------   -------    ---------       -----           --------

Balance, December 31, 1998, as restated                 1      34,999    63,041     (136,790)         --            (38,749)
    Net income                                         --          --     3,688           --          --              3,688
                                                      ---     -------   -------    ---------       -----           --------

Balance, December 31, 1999                              1      34,999    66,729     (136,790)         --            (35,061)
    Net income                                         --          --     8,330           --          --              8,330
    Payment received on loan to parent (Note 13)       --          --        --       10,480          --             10,480
                                                      ---     -------   -------    ---------       -----           --------

Balance, December 31, 2000                              1      34,999    75,059     (126,310)         --            (16,251)
    Net income (loss)                                  --          --    (3,078)          --          --             (3,078)
    Payment received on loan to parent (Note 13)       --          --        --        9,931          --              9,931
    Change in other comprehensive loss                 --          --        --           --        (342)              (342)
                                                      ---     -------   -------    ---------       -----           --------
Balance, December 31, 2001                            $ 1     $34,999   $71,981    $(116,379)      $(342)          $ (9,740)
                                                      ===     =======   =======    =========       =====           ========

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

The estimated useful lives of the assets are as follows:

Buildings............................................   15-50 years
Machinery and equipment..............................   3-10 years

In the event that facts and circumstances indicate that the cost of long-lived assets may not be recoverable, the estimated future undiscounted cash flows is compared to the asset's carrying value and if less, an impairment loss is recognized in an amount by which the carrying value exceeds its fair value.

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

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                             (dollars in thousands)

1.   Summary of Significant Accounting Policies -- (Continued)

Revenue Recognition. Revenue from product sales and the related cost of goods sold are recognized at the time both risk of loss and legal title transfer to the customer, which is typically at shipment.

Financial Instruments. BGF selectively enters into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. None of these agreements are used for speculative or trading purposes. The fair value of BGF's interest rate swap agreement is the estimated amount BGF would have to pay or receive to terminate the swap agreement as of the reporting date, taking into account current interest rates, and is disclosed in Note 7. The interest rate swaps are accounted for as hedges on the basis that such derivatives reduce the risk of changes in interest rates on BGF's variable rate debt. The interest differentials from these swaps are recorded in interest expense.

BGF enters into foreign currency exchange contracts to manage exposures related to specific foreign currency transactions or anticipated cash flows.

Rates currently available to BGF for debt with similar terms and remaining maturities are used to estimate fair value of the revolver. The carrying amount of BGF's revolver approximates fair value. Current bond prices used to estimate the fair value of BGF's senior subordinated notes. The fair value of the senior subordinated notes as of December 31, 2001 and 2000 was approximately $64,000 and $87,500, respectively.

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

Research and Development. BGF expenses research and development costs as incurred. These costs were approximately $854, $1,172, and $1,425 for the years ended December 31, 2001, 2000, and 1999, respectively.

Advertising and Promotion. BGF expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Such amounts were not material for 2001, 2000, and 1999.

Foreign Currency Transactions. Gains (losses) resulting from foreign currency transactions are included in other income or other expenses, and amounted to $65, $65, and $177, in 2001, 2000, and 1999, respectively.

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

At December 31, 2001, the Company has recorded provisions for slow-moving and obsolete inventories and for lower of cost or market issues associated with its inventories. The adequacy of this estimate is dependent on a number of future factors, including but not limited to the state of the economy and the level of customer demand. These factors could cause the inventory reserve to change by a material amount in the near term.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                             (dollars in thousands)

1.   Summary of Significant Accounting Policies -- (Continued)

Reclassifications. Certain amounts from the prior consolidated financial statements have been reclassified to conform to the current presentation. In order to conform with recent literature from the Emerging Issues Task Force, net sales and cost of goods sold have been adjusted to reflect the inclusion of shipping and handling costs as a component of cost of goods sold instead of a reduction of net sales.

2.   Inventories

Inventories consist of the following:

                                                     December 31,   December 31,
                                                         2001           2000
                                                     ------------   ------------
Supplies                                                $ 2,001        $ 1,606
Raw materials                                             2,591          4,897
Stock-in-process                                          5,507          6,536
Finished goods                                           28,938         23,706
                                                        -------        -------
   Total inventories                                    $39,037        $36,745
                                                        =======        =======

3.   Other Current Assets

Other current assets consist of the following:

                                                     December 31,   December 31,
                                                         2001           2000
                                                     ------------   ------------
Deferred income taxes                                   $3,476         $2,443
Prepaid expenses and other                               1,217            627
                                                        ------         ------
   Total other current assets                           $4,693         $3,070
                                                        ======         ======

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                             (dollars in thousands)

4.   Net Property Plant and Equipment

Net property, plant and equipment consist of the following:

                                                     December 31,   December 31,
                                                         2001           2000
                                                     ------------   ------------
Land                                                   $  3,155       $  3,155
Buildings                                                42,195         36,322
Machinery and equipment                                 104,090         98,964
                                                       --------       --------
Gross property, plant and equipment                     149,440        138,441
Less: accumulated depreciation                          (87,285)       (83,953)
                                                       --------       --------
Net property, plant and equipment                      $ 62,155       $ 54,488
                                                       ========       ========

5.   Other Noncurrent Assets

Other noncurrent assets consist of the following:

                                                                       December 31,   December 31,
                                                                          2001           2000
                                                                       ------------   ------------
Excess of acquisition cost over assigned value of net assets acquired    $ 5,809         $ 5,809
Debt issuance costs                                                        5,073           6,143
                                                                         -------         -------
                                                                          10,882          11,952
Accumulated amortization                                                  (2,915)         (2,515)
                                                                         -------         -------
                                                                           7,967           9,437
Deferred income taxes                                                      8,534           3,800
Other                                                                        481             549
                                                                         -------         -------
                                                                         $16,982         $13,786
                                                                         =======         =======

Amortization of deferred financing charges of $1,348, $788, and $792 for the years ended December 31, 2001, 2000, and 1999, respectively, has been included in interest expense. During January 1999, the Company wrote off net debt issuance costs of $1,668 related to the termination of the senior subordinated credit facility. These costs have been classified as an extraordinary item in the accompanying financial statements. In December 1999, BGF wrote off $268 of net debt issuance costs related to the revolving credit facility due to an amendment dated December 16, 1999. In 2001, BGF wrote off $573 of net debt issuance costs related to the senior credit facility due to an amendment dated September 28, 2001. These costs have been classified as interest expense in the accompanying financial statements.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                             (dollars in thousands)

6.   Accrued Liabilities

Accrued liabilities consist of the following:

                                                     December 31,   December 31,
                                                         2001           2000
                                                     ------------   ------------
Income taxes                                            $   --         $ 4,883
Payroll                                                    163             173
Profit sharing and other benefits                          154           2,664
Interest                                                 4,836           4,817
Restructuring                                              467              --
Medical benefits                                           921           1,084
Other                                                    1,101             285
                                                        ------         -------
   Total accrued liabilities                            $7,642         $13,906
                                                        ======         =======

7.   Long-term Debt

Long-term debt consists of the following:

                                                      December 31,   December 31,
                                                          2001           2000
                                                      ------------   ------------
Senior Credit Facility:
   Amortizing Term Loan                                 $     --      $ 19,200
   Revolving Credit Facility                              27,000            --
Senior Subordinated Notes, net of unamortized
      discount of$1,417 and $1,617, respectively          98,583        98,383
                                                        --------      --------
                                                         125,583       117,583
Less current portion                                          --         3,106
                                                        --------      --------
   Total long-term debt                                 $125,583      $114,477
                                                        ========      ========

Senior credit facility. BGF has a senior credit facility with a syndicate of lenders and First Union National Bank, as agent. The senior credit facility, as amended on September 28, 2001, provides BGF with a revolving credit facility with total credit of up to $50.0 million, including amounts outstanding on two subfacilities. These two subfacilities are represented by a $5.0 million swingline facility, used for working capital requirements and typically repaid within a short time frame, and a $20.0 million letter of credit facility. All borrowing under the senior credit facility is limited to a calculated borrowing base, such that the total of all amounts outstanding cannot exceed the borrowing base, which is based on specified percentages of eligible accounts receivable and inventories. Under the terms of the amendment entered into on September 28, 2001, BGF paid off the existing term loan of $15.6 million, reduced the availability under the revolver from $60 million to $50 million, and locked in the interest rate to 2.75 points over LIBOR (1.87% at December 31, 2001) through 2002 at which time the rate will revert back to the initial rate under the senior credit facility. The senior credit facility matures in September 2003. As part of the amendment to the senior credit facility on September 28, 2001, the lenders waived BGF's requirement to maintain and meet its leverage and fixed charge coverage ratios until the quarter ended March 31, 2003. In addition, the consolidated net worth, interest coverage, and senior leverage ratios were modified to be less restrictive. Also, the revised covenants placed a limitation on maximum capital expenditure levels and limit BGF's use of proceeds upon the occurrence of certain transactions.

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

Liquidity. Management believes that BGF will be able to satisfy the amended financial covenant levels under the senior credit facility through 2002, although there can be no assurance that these covenants will be met. The possibility exists that certain financial covenants will not be met if business conditions render actual outcomes and results materially different from those predicted. Failure to comply with such covenants would constitute a default under the senior credit facility, and the lender would be entitled to accelerate the maturity of the indebtedness outstanding thereunder.

BGF incurred a net loss of $3.0 million in 2001 and operating cash flows declined from $6.8 million in 2000 to $1.1 million in 2001. These operating results were driven by reduced customer demand, especially in the electronics and filtration product industries, and unfavorable absorption resulting from significantly reduced production schedules in the fourth quarter of 2001. BGF's primary sources of liquidity are cash flows from operations and borrowings under its credit facilities. BGF's future need for liquidity will arise primarily from interest payments on its 10 1/4% Series B Senior Subordinated Notes due 2009, principal and interest payments on the senior credit facility, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the senior subordinated notes scheduled prior to their maturity.

At December 31, 2001, BGF had outstanding debt of $27.0 million under the Senior Credit Facility, with additional available borrowings of $6.0 million. BGF is continuing its efforts to reduce inventory levels and improve working capital, while implementing additional cost-saving initiatives. Based upon current and anticipated levels of operations, BGF believes that its cash flows from operations, combined with short-term availability under the senior credit facility, will be adequate to meet liquidity needs with respect to existing obligations and operations for fiscal 2002. However, BGF's future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

The senior credit facility contains a cross-default provision related to the indebtedness of an affiliate. In the event this affiliate does not remain in compliance with its covenants throughout 2002, BGF has received an anticipatory waiver through April 1, 2003 of any such cross-default from its lenders.

BGF is currently negotiating a new longer term financing arrangement with another lender and expects it to be finalized in April 2002. However, there can be no assurance that such a refinancing will be consummated.

Interest rate swap. During 1998, BGF entered into an interest rate swap transaction which originally expired on September 30, 2004, on an initial notional amount on $50,000 in order to limit its exposure to interest rate fluctuations under the term loan portion of the senior credit facility. Under the swap agreement, BGF had secured a fixed rate of interest of 5.04% on the notional amount, which was correlated in a manner consistent with the amortization of the term loan principal. During 1999 and 2000, BGF terminated portions of the interest rate swap relating to early payments of $25,800 and $5,000, respectively, on the term loan. BGF recognized gains of $890 and $94, respectively, related to the terminations in 1999 and 2000, which have been included as other income in the accompanying financial statements. The amount of the term loan covered by this swap was $19,200 as of December 31, 2000.

In connection with BGF's amendment to the senior credit facility on September 28, 2001, BGF also amended its interest rate swap to change the maturity date from March 31, 2004 to September 30, 2003 and redesignated the instrument to cover only the revolver portion of its senior credit facility, which also expires on September 30, 2003. At December 31, 2001, the notional amount of the interest rate swap agreement was $19.2 million. This swap effectively changes BGF's payment of interest on $19.2 million of variable rate debt to a fixed rate of 5.04% for the contract period. The fair value of the interest rate swap agreement, representing the estimated amount that BGF would pay to terminate the swap agreement, was approximately $527 at December 31, 2001 and has been recorded as a liability; however, BGF has no intention of terminating the swap agreement.

Senior subordinated notes. BGF also has outstanding $100,000 of 10 1/4% series B senior subordinated notes due 2009. Interest on the 10 1/4% series B senior subordinated notes is payable semi-annually in January and July. There is no cross-default provision for this debt in conjunction with the covenants discussed above for the senior credit facility.

The aggregate maturities of long-term debt at December 31, 2001 are as follows:

2002                                     --
2003                               $ 27,000
2004                                     --
2005                                     --
2006                                     --
Thereafter                         $100,000

8.   Income Taxes

     Income tax expense (benefit) consists of the following:

                                                            2001
                                                ----------------------------
                                                Current   Deferred    Total
                                                -------   --------   -------
Federal                                          $3,335   $(4,807)   $(1,472)
State                                               380      (776)      (396)
                                                 ------   -------    -------
                                                 $3,715   $(5,583)   $(1,868)
                                                 ======   =======    =======

                                                            2000
                                                ----------------------------
                                                Current   Deferred    Total
                                                -------   --------   -------
Federal                                         $ 9,265   $(4,370)    $4,895
State                                             1,413      (706)       707
                                                -------   -------     ------
                                                $10,678   $(5,076)    $5,602
                                                =======   =======     ======

                                                            1999
                                                ----------------------------
                                                Current   Deferred    Total
                                                -------   --------   -------
Federal                                          $8,333   $(5,601)    $2,732
State                                             1,054      (906)       148
                                                 ------   -------     ------
                                                 $9,387   $(6,507)    $2,880
                                                 ======   =======     ======

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes is as follows:

                                                     2001      2000    1999
                                                     ----      ----    ----
Federal statutory tax rate                           35.0%     35.0%   35.0%
State income taxes, net of federal benefit            5.1%      5.0%    1.7%
Other                                                (3.6)%     0.2%    1.2%
                                                     ----      ----    ----
                                                     36.5%     40.2%   37.9%
                                                     ====      ====    ====

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                             (dollars in thousands)

8.   Income Taxes -- (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                    December 31,
                                                 -----------------
                                                  2001      2000
                                                 -----------------
Deferred tax assets:
     Loan to parent                              $14,635   $10,516
     Inventories                                   1,020       759
     Accrued liabilities                           1,643       900
     Accounts receivable                             154       126
     Tax credits                                     630       630
     Retirement                                    1,003     1,048
                                                 -------   -------
          Total gross deferred tax assets         19,085    13,979
                                                 -------   -------
Deferred tax liabilities:
     Depreciation                                 (5,925)   (6,586)
     Other                                        (1,150)   (1,150)
                                                 -------   -------
          Total gross deferred tax liabilities    (7,075)   (7,736)
                                                 -------   -------
          Net deferred tax asset                 $12,010   $ 6,243
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

9.   Employee Benefits

Defined Contribution Plan. BGF has a 401(k) savings plan for all employees. Company contributions, if any, are made at the discretion of BGF's Board of Directors. BGF allows participants an election of receiving their profit sharing, when applicable, in cash or as an employer contribution to the 401(k) plan. Plan expense amounted to $0, $2,500 and $778 in 2001, 2000 and 1999, respectively.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                             (dollars in thousands)

9.   Employee Benefits -- (Continued)

Defined Benefit Pension Plan. BGF has a defined benefit pension plan covering substantially all of its employees. Participating employees are required to contribute to the pension plan. BGF made no contributions to the pension plan for 2001, 2000, and 1999.

A summary of the components of the defined benefit pension plans' net periodic pension cost is as follows:

                                                  2001       2000       1999
                                                 -------    -------    -------
Service cost-benefits earned during the period   $   841    $   677    $   996
Interest cost on projected benefit obligation      1,228      1,038      1,040
Expected return on plan assets                    (1,226)    (1,212)    (1,214)
Recognized net actuarial gain                         --       (135)        --
Net amortization and deferral                          7          7          7
                                                 -------    -------    -------
Net periodic pension expense                         850        375        829
Settlement gain                                       --         --       (539)
                                                 -------    -------    -------
Total pension expense                            $   850    $   375    $   290
                                                 =======    =======    =======

Assumptions used:
   Weighted-average discount rates                  7.25%      7.50%      8.00%
   Rate of increase in compensation levels          4.00%      4.00%      4.00%
   Expected long-term rate of return on assets      8.00%      8.00%      8.00%

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                             (dollars in thousands)

9.   Employee Benefits -- (Continued)

The change in projected benefit obligation, the change in fair value of plan assets and the funded status of BGF's pension plan at December 31 is summarized below:
                                                            2001        2000
                                                           -------    -------
Change in projected benefits obligations:
     Projected benefit obligation at beginning of year     $16,388    $13,977
     Service cost                                              841        677
     Interest cost                                           1,228      1,038
     Actuarial (gain)/loss                                   1,000        704
     Benefits paid                                          (1,555)      (848)
     Plan participants' contributions                          761        840
     Settlement                                                 --         --
                                                           -------    -------
     Projected benefit obligation at end of year           $18,663    $16,388
                                                           =======    =======

Change in fair value of plan assets:
     Fair value of plan assets at beginning of year        $15,377    $15,572
     Actual return on plan assets                           (1,068)      (187)
     Employee contributions                                    761        840
     Benefits paid                                          (1,555)      (848)
     Settlement                                                 --         --
                                                           -------    -------
     Fair value of plan assets at end of year              $13,515    $15,377
                                                           =======    =======

Funded status                                              $(5,148)   $(1,011)
Unrecognized prior service cost                                 41         48
Unrecognized gain                                            2,311     (1,001)
                                                           -------    -------
Net amount recognized in liabilities                       $(2,796)   $(1,964)
                                                           =======    =======

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                             (dollars in thousands)

9.   Employee Benefits -- (Continued)

Postretirement Benefits. In addition to providing pension benefits, BGF provides certain retirement health care benefits to eligible employees. Employees become eligible for these benefits by attaining specified age and service requirements.

A summary of the components of the other postretirement benefit plan's net periodic cost is as follows:

                                                          2001       2000       1999
                                                        -------    -------    -------
Other postretirement benefit plans:
     Service cost-benefits earned during the period     $    91    $    78    $    70
     Interest cost on projected benefit obligation          135        138         95
     Recognized net actuarial (gain) or loss                  4         11         --
                                                        -------    -------    -------
     Total postretirement benefit expense               $   230    $   227    $   165
                                                        =======    =======    =======

Assumptions used:
     Weighted-average discount rates                       7.25%      7.50%      8.00%
     Medical Trend Rate
        First year rate                                   10.00%      9.00%     10.00%
        Ultimate rate                                      5.25%      6.00%      6.00%
        Select period                                   5 years    3 years    4 years

The change in projected benefit obligation, the change in fair value of plan assets and the funded status of BGF's postretirement benefit plan at December 31 is summarized below:

                                                               2001        2000
                                                             -------    -------
Change in projected benefit obligations:
     Projected benefit obligation at beginning of year       $ 1,910    $ 1,612
     Service cost                                                 91         78
     Interest cost                                               135        138
     Plan participant contributions                              110         98
     Actuarial loss                                              167        157
     Benefits paid                                              (487)      (173)
                                                             -------    -------
        Projected benefit obligation at end of year          $ 1,926    $ 1,910
                                                             =======    =======

Change in fair value of plan assets:
     Fair value of plan assets at beginning of year          $    --    $    --
     Actual return on plan assets                                 --         --
     Employer contributions                                      377         75
     Employee contributions                                      110         98
     Benefits paid                                              (487)      (173)
                                                             -------    -------
     Fair value of plan assets at end of year                $     0    $     0
                                                             =======    =======

Funded status                                                $(1,926)   $(1,910)
Unrecognized loss                                                483        320
                                                             -------    -------
Net amount recognized in liabilities                         $(1,443)   $(1,590)
                                                             =======    =======

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                             (dollars in thousands)

9.   Employee Benefits -- (Continued)

Assumed health care trend rates have a significant effect on the amounts reported for the postretirement benefit obligation. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                 2001     2000
                                                                 -----    -----
1% increase:
     Effect on total of service and interest cost components     $  32    $  30
     Effect on postretirement benefit obligation                 $ 209    $ 199

1% decrease:
     Effect on total of service and interest cost components     $ (27)   $ (25)
     Effect on postretirement benefit obligation                 $(181)   $(172)

Deferred Compensation Benefits. BGF has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement or death. The amounts accrued under this arrangement were $1,176 and $1,087 as of December 31, 2001 and December 31, 2000, respectively, and are reflected in postretirement benefit and pension obligations. The Company funds a portion of these obligations through life insurance contracts on behalf of the executives participating in these arrangements. Net cash surrender value included in other noncurrent assets was $481 and $581 at December 31, 2001, and December 31, 2000, respectively. Expenses related to these arrangements, including premiums and changes in cash surrender value, were $174, $165, and $156 for fiscal 2001, 2000, and 1999, respectively, and are recorded in selling, general, and administrative expenses.

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

The following table presents a summary of sales of significant customers as a percentage of BGF's net sales:

                             2001      2000      1999
                             ----      ----      ----
Customer A                   19.0%     12.3%     13.7%
                             ====      ====      ====
Customer B                    6.0%     10.8%     13.7%
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

                               2001        2000        1999
                             --------    --------    --------
United States                $140,866    $186,050    $170,831
Foreign                         5,976      15,369      10,850
                             --------    --------    --------
                             $146,842    $201,419    $181,681
                             ========    ========    ========

12.  Commitments and Contingencies

Leases. BGF leases facilities and equipment. Generally, these leases contain renewal options under cancelable and noncancelable operating leases. Rent expense amounted to $1,083, $711, and $662 for the years ended December 31, 2001, 2000, and 1999, respectively. Under the terms of noncancelable operating leases, BGF is committed to the following future minimum lease payments at December 31, 2001:

Fiscal Year
-----------
2002.............................................       $792
2003.............................................        671
2004.............................................        556
2005.............................................        452
2006.............................................        425

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

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                             (dollars in thousands)

13.  Related Party Transactions

Related party balances at December 31, 2001, 2000, and 1999 and transactions for the years ended December 31 were as follows:

                                                                             2001       2000       1999
                                                                           --------   --------   --------
Trade accounts receivable from Porcher .................................   $     52   $     42   $     98
                                                                           ========   ========   ========
Trade accounts receivable from other affiliated companies ..............   $     57   $    822   $     94
                                                                           ========   ========   ========
Receivable for reimbursable expenses from Porcher ......................   $     32   $     13   $    183
                                                                           ========   ========   ========
Sales to Porcher and affiliates ........................................   $    240   $  1,946   $  1,001
                                                                           ========   ========   ========
Management fees to affiliate of Porcher ................................   $     --   $    478   $    350
                                                                           ========   ========   ========
Management fees included in accounts payable ...........................   $     --   $    124   $     78
                                                                           ========   ========   ========
Management fees to Porcher .............................................   $     --   $     12   $     43
                                                                           ========   ========   ========
Fees to a subsidiary of Glass Holdings .................................   $    641   $    949   $    585
                                                                           ========   ========   ========
Fees to an affiliate included in accounts payable ......................   $     --   $     22   $     21
                                                                           ========   ========   ========
Due from affiliate in other current assets .............................   $     74   $     80   $    537
                                                                           ========   ========   ========
Purchases from Porcher and affiliated  companies,  excluding Advanced
Glassfiber Yarns, LLC ..................................................   $  4,685   $  5,419   $  7,123
                                                                           ========   ========   ========
Affiliated purchases included in accounts payable ......................   $    224   $    775   $  2,073
                                                                           ========   ========   ========
Payable to Glass Holdings, for taxes included in accrued expenses ......   $     --   $  4,883   $  8,154
                                                                           ========   ========   ========
Non-interest bearing loan receivable from affiliate of Glass Holdings ..   $    150   $    150   $     --
                                                                           ========   ========   ========
Loan receivable from Glass Holdings ....................................   $116,379   $126,310   $136,790
                                                                           ========   ========   ========
Payable to Advanced Glassfiber Yarns LLC ...............................   $    171   $  3,158   $  2,211
                                                                           ========   ========   ========
Receivable from Advanced Glassfiber Yarns LLC ..........................   $  1,052   $    411   $    228
                                                                           ========   ========   ========
Reimbursable expenses and lease income from Advanced Glassfiber Yarns
   LLC .................................................................   $    885   $  1,282   $  1,465
                                                                           ========   ========   ========
Purchases from Advanced Glassfiber Yarns LLC ...........................   $ 25,902   $ 41,279   $ 34,727
                                                                           ========   ========   ========
Management accounting and administrative fee income from a subsidiary
   of Glass Holdings ...................................................   $     --   $     --   $    351
                                                                           ========   ========   ========
Management, technological support and administrative income from a joint
   venture of Glass Holdings ...........................................   $     --   $     --   $      2
                                                                           ========   ========   ========
Commissions to Porcher .................................................   $    204   $    389   $     98
                                                                           ========   ========   ========
Service fees from subsidiaries of Porcher ..............................   $     33   $     32   $     24
                                                                           ========   ========   ========
Purchase of assets from affiliate ......................................   $     --   $     --   $    465
                                                                           ========   ========   ========
Consulting fees to a former director of BGF ............................   $     10   $     11   $     15
                                                                           ========   ========   ========
Interest income from Glass Holdings ....................................   $  1,103   $  1,200   $     --
                                                                           ========   ========   ========

In 1998, BGF loaned an officer $365. The loan was non-interest bearing and was payable upon the sale of the officer's former residence. The loan was paid in full in 2000.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                             (dollars in thousands)

13.  Related Party Transactions -- (Continued)

On September 30, 1998, AGY Holdings, an affiliate of BGF, purchased a 51% ownership interest in Advanced Glassfiber Yarns LLC for aggregate consideration of $338,900, including post-closing adjustments. In connection with the acquisition, BGF loaned Glass Holdings approximately $138,590 to provide Glass Holdings a portion of the capital necessary to fund the acquisition. BGF raised the proceeds for this loan by borrowing (1) $88,400 under the senior credit facility, and (2) $65,000 under the senior subordinated credit facility which was refinanced in 1999 with senior subordinated notes (Note 7). The loan from BGF to Glass Holdings is evidenced by promissory notes that bear interest at the Cost of Funds Rate for BGF for the calendar year immediately preceding the date on which any interest is due. With respect to any period of determination, the Cost of Funds Rate means a rate per annum equal to the blended interest rate, as reasonably calculated by BGF, applicable to borrowings of BGF during such period in respect of indebtedness incurred by BGF, to fund the loan to Glass Holdings. Accrued interest is due and payable on the first business day of February of each year commencing on February 1, 1999 and on any date on which any principal is due. The promissory notes are payable on October 31, 2008 or such later date as may be agreed to by BGF and Glass Holdings. BGF has not recorded interest income earned under the terms of the loan agreement due to the fact that full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings' receipt of dividends and other distributions from its two subsidiaries, BGF and Advanced Glassfiber, which are currently restricted from paying dividends and other distributions under their debt agreements. Interest in arrears as of December 31, 2001 and 2000 totaled $38,098 and $27,400, respectively. BGF received payments from Glass Holdings totaling $11,034 and $11,680 in 2001 and 2000, respectively. While there are interest amounts in arrears, BGF and Glass Holdings have agreed that any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest. Accordingly, BGF reflected $9,931 and $10,480 of the cash payment received as a reduction of principal and $1,103 and $1,200 was recognized as interest income (recorded in other income on the consolidated statement of operations in 2001 and 2000, respectively). At December 31, 2001 and 2000, the loan to Glass Holdings has been included as a contra equity account in the financial statements.

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

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                             (dollars in thousands)

14.  Quarterly Financial Information (Unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2001 and 2000:

     2001 By Quarter              First      Second       Third       Fourth
     ---------------             -------     -------     -------      -------
Net sales                        $46,558     $34,426     $35,178      $30,680
Gross profit                       8,257       4,020       2,522          404
Operating income                   5,557       2,153       1,626       (1,706)
Net income (loss)                  1,466          19      (1,275)      (3,288)

     2001 By Quarter              First      Second       Third       Fourth
     ---------------             -------     -------     -------      -------
Net sales                        $46,736     $48,280     $51,410      $54,993
Gross profit                       7,890       7,921       9,452       10,326
Operating income                   5,745       5,757       7,425        7,329
Net income                         1,362       1,551       2,401        3,016

15.  Restructuring Charge

In 2001, management approved a restructuring plan which resulted in the reduction of BGF's salary and wage workforce by approximately 25%. As a result of the restructuring, BGF incurred charges of $502, included as a component of operating income in the accompanying 2001 financial statements. The charges incurred were costs for salaried employee severance.

In 1999, management approved a restructuring plan which resulted in the reduction of BGF's salary workforce. As a result of the restructuring, BGF incurred charges of $769, included as a component of operating income.

16.  Recent Accounting Pronouncements

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

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the year ended December 31, 2001 was $181, and net goodwill as of December 31, 2001 was $4,724.

17.  Restatement of Consolidated Financial Statements

In 2001, the Company determined that its prior years' consolidated financial statements should be restated to properly reflect deferred compensation liabilities. The effect of the restatement was to record deferred compensation liabilities of $1,087 and $1,007 at December 31, 2000 and 1999, respectively and additional deferred income tax assets of $413 and $383, respectively. Selling, general and administrative expenses for 2000 and 1999 were increased by $80 and $82, respectively, while net income was reduced by $50 and $51, respectively. Retained earnings at December 31, 1998 were reduced by $573, which is net of tax.

                 Schedule II - Valuation and Qualifying Accounts

                                 (In thousands)

---------------------------------------------------------------------------------------------------------------
                                                       Column C
---------------------------------------------------------------------------------------------------------------
Column A                                Column B       Additions                     Column D     Column E
---------------------------------------------------------------------------------------------------------------
                                        Balance at     Charged to   Charged          Deductions   Balance at
                                        Beginning of   Costs and    (Credited) to                 End of Period
                                        Period         Expenses     Other Accounts)
---------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts,
returned goods and discounts deducted
from accounts receivable in the
balance sheets:
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001.........     $  663          $ 20          $  --           $283          $  400
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000.........     $  769          $ --          $ (54)          $ 52          $  663
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999.........     $  696          $ 83          $  --           $ 10          $  769
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Allowance for obsolete inventory:
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001.........     $1,691          $786          $(176)          $ --          $2,301
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000.........     $1,372          $401          $ (82)          $ --          $1,691
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999.........     $1,138          $696          $(462)          $ --          $1,372
---------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

                                                  BGF INDUSTRIES, INC.


                                                  By: /s/ Richard L. Cromer
                                                   -----------------------------
                                                          Richard L. Cromer
                                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 27, 2002.

Signature                                 Title
---------                                 -----


/s/ Robert Porcher                        Chairman  of the  Board of  Directors,
-----------------------------                Chief  Executive Officer and
Robert Porcher                               Director (Principal Executive
                                             Officer)


/s/ Richard L. Cromer
-----------------------------
Richard L. Cromer                         President


/s/ Philippe R. Dorier                    Chief Financial Officer (Principal
-----------------------------                Financial  and Accounting Officer)
Philippe R. Dorier