Form 10-Q
period 2002-03-31
BGF INDUSTRIES INC
filed 2002-05-14
CIK 1078394

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

                  For the quarterly period ended March 31, 2002

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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of May 13, 2002.

================================================================================

                              BGF INDUSTRIES, INC.
           QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                            Page No.
                                                                                            --------
PART I.        FINANCIAL INFORMATION

Item  1.       Consolidated Financial Statements

               Consolidated Balance Sheets as of March 31, 2002 (unaudited)
               and December 31, 2001                                                            1

               Consolidated Statements of Operations and Comprehensive Income
               (Loss) for the three months ended March 31, 2002 and 2001
               (unaudited)                                                                      2

               Consolidated Statements of Cash Flows for the three months
               ended March 31, 2002 and 2001 (unaudited)                                        3

               Notes to the Consolidated Financial Statements                                   4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations
                      Overview                                                                  7
                      Results of Operations                                                     8
                      Liquidity and Capital Resources                                          10
                      Disclosure Regarding Forward Looking Statements                          11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                      12

PART II.       OTHER INFORMATION

Item  6.       Exhibits and Reports on Form 8-K                                                14

                                      (i)

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                             March 31,     December 31,
                                                                               2002           2001
                                                                               ----           ----
                                                                           (unaudited)
                                 ASSETS

Current assets:
     Cash and cash equivalents                                              $       10      $       22
     Trade accounts receivable, net                                             16,978          12,710
     Inventories                                                                36,427          39,037
     Other current assets                                                        5,850           4,693
                                                                            ----------      ----------
           Total current assets                                                 59,265          56,462
Net property, plant and equipment                                               60,032          62,155
Other noncurrent assets, net                                                    16,935          16,982
                                                                            ----------      ----------
     Total assets                                                           $  136,232      $  135,599
                                                                            ==========      ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Book overdraft                                                         $    4,540      $    2,528
     Accounts payable                                                            8,205           4,171
     Accrued liabilities                                                         5,268           7,642
                                                                            ----------      ----------
           Total current liabilities                                            18,013          14,341
Long-term debt, net of discount of  $1,367 and $1,417, respectively            124,633         125,583
Post-retirement and pension benefit obligations                                  5,778           5,415
                                                                            ----------      ----------
     Total liabilities                                                         148,424         145,339
                                                                            ----------      ----------

Commitments and contingencies

Stockholder's equity (deficit):
     Common stock, $1.00 par value. Authorized 3,000 shares; issued
       and outstanding 1,000 shares                                                  1               1
     Capital in excess of par value                                             34,999          34,999
     Retained earnings                                                          69,442          71,981
     Accumulated other comprehensive loss                                         (255)           (342)
     Loan to parent                                                           (116,379)       (116,379)
                                                                            ----------      ----------
           Total stockholder's equity (deficit)                                (12,192)         (9,740)
                                                                            ----------      ----------
           Total liabilities and stockholder's equity (deficit)             $  136,232      $  135,599
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



                                                           For the Three Months
                                                             Ended March 31,
                                                        -----------------------
                                                            2002          2001
                                                        -----------------------
                                                              (unaudited)

Net sales                                               $   36,343     $ 46,558
Cost of goods sold                                          35,822       38,301
                                                        ----------     --------
         Gross profit                                          521        8,257
Selling, general and administrative expenses                 1,343        2,700
                                                        ----------     --------
     Operating income (loss)                                  (822)       5,557
Interest expense                                             3,333        3,296
Other income, net                                                -         (121)
                                                        ----------     ---------
                                                            (4,155)       2,382
Income tax expense (benefit)                                (1,616)         916
                                                        ----------     --------
         Net income (loss)                                  (2,539)       1,466
                                                        ----------     --------
Other comprehensive income (loss) net of tax:
Cumulative effect of change in accounting principle              -          183
Change in fair value of cash flow hedge                         87         (235)
                                                        ----------     ---------
Total comprehensive income (loss)                       $   (2,452)    $  1,414
                                                        ==========     ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                            ---------------------------
                                                                                  2002           2001
                                                                            ---------------------------
                                                                                       (unaudited)
  Cash flows from operating activities:
    Net income (loss)                                                       $   (2,539)        $  1,466
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation                                                             2,271            2,112
        Amortization of other noncurrent assets                                    188              242
        Amortization of discount on notes                                           50               50
        Deferred income taxes                                                   (1,153)          (1,132)
        Post-retirement and pension benefit obligations                            363              229
        Loss on disposal of equipment                                                -              184
    Change in assets and liabilities:
        Trade accounts receivable, net                                          (4,268)           6,098
        Other current assets                                                        (4)             665
        Inventories                                                              2,610           (8,134)
        Other assets                                                              (141)             175
        Accounts payable                                                         5,128           (1,645)
        Accrued liabilities                                                     (2,287)          (2,054)
                                                                            ----------         --------
           Net cash provided by (used in) operating activities                     218           (1,744)
                                                                            ----------         --------

  Cash flows from investing activities:
       Purchases of property, plant and equipment                               (1,242)          (2,771)
                                                                            ----------         --------
            Net cash used in investing activities                               (1,242)          (2,771)
                                                                            -----------        --------
  Cash flows from financing activities:
       Book overdraft                                                            2,012           (1,480)
       Proceeds from revolver                                                   17,000           10,000
       Payments on revolver                                                    (18,000)          (4,000)
                                                                            ----------         --------
           Net cash provided by financing activities                             1,012            4,520
                                                                            ----------         --------

Net (decrease) increase in cash and cash equivalents                               (12)               5
Cash and cash equivalents at beginning of period                                    22                8
                                                                            ----------         --------
Cash and cash equivalents at end of period                                  $       10         $     13
                                                                            ==========         ========

Supplemental disclosure of non-cash investing activities:
    Property and equipment financed in accounts payable                     $      319         $  1,861
                                                                            ==========         ========

         The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1.   Basis of Presentation

      The accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

      These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2001 on file with the Securities and Exchange Commission in the 2001 Annual Report on Form 10-K.

2.   Inventories

     Inventories consist of the following:

                                                                                March 31,     December 31,
                                                                                  2002            2001
                                                                               ---------      -----------
                                                                              (unaudited)
     Supplies                                                                    $  1,815       $ 2,001
     Raw materials                                                                  2,904         2,591
     Stock-in-process                                                               5,781         5,507
     Finished goods                                                                25,927        28,938
                                                                                 --------       -------
                                                                                 $ 36,427       $39,037
                                                                                 ========       =======

3.       Other Noncurrent Assets

     Other noncurrent assets consist of the following:

                                                                                March 31,     December 31,
                                                                                  2002            2001
                                                                               ----------     -----------
                                                                               (unaudited)
     Excess of acquisition cost over assigned value of net assets acquired       $ 5,809        $ 5,809
     Debt issuance costs                                                           5,214          5,073
                                                                                 -------        -------
                                                                                  11,023         10,882
     Accumulated amortization                                                     (3,103)        (2,915)
                                                                                 -------        -------
                                                                                   7,920          7,967
     Deferred income taxes                                                         8,534          8,534
     Other                                                                           481            481
                                                                                 -------        -------
                                                                                 $16,935        $16,982
                                                                                 =======        =======

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

4.   Accrued Liabilities

     Accrued liabilities consist of the following:

                                                    March 31,       December 31,
                                                      2002              2001
                                                  ------------      ------------
                                                   (unaudited)

     Payroll                                          $   397         $   163
     Profit sharing and other benefits                    151             154
     Interest                                           2,316           4,836
     Restructuring                                        399             467
     Medical benefits                                     921             921
     Other                                              1,084           1,101
                                                      -------         -------
                                                      $ 5,268         $ 7,642
                                                      =======         =======

5.   Long-term Debt

     Long-term debt consists of the following:

                                                   March 31,      December 31,
                                                      2002           2001
                                                  -----------     ------------
                                                 (unaudited)

     Senior Credit Facility:
        Revolving Credit Facility                   $  26,000      $  27,000
     Senior subordinated notes, net of
          unamortized discount                         98,633         98,583
                                                   ----------     ----------
                                                    $ 124,633      $ 125,583
                                                   ==========     ==========

     On September 28, 2001, the Company amended its senior credit facility. Under the terms of the amendment, the Company paid off the existing term loan of $15.6 million, reduced the availability under the revolver from $60 million to $50 million, and renegotiated the interest rate to 2.75 points over LIBOR through 2002, at which time the rate will revert back to the initial rate under the senior credit facility. The senior credit facility matures in September 2003. In addition, the amendment significantly modified the financial covenants through the end of 2002.

     Management believes that BGF will be able to satisfy the amended financial covenant levels under the senior credit facility through 2002, although there can be no assurance that these covenants will be met. The possibility exists that certain financial covenants will not be met if business conditions render actual outcomes and results materially different from those predicted. Failure to comply with such covenants would constitute a default under the senior credit facility and the lender would be entitled to accelerate the maturity of the indebtedness outstanding thereunder.

     At March 31, 2002, BGF had outstanding debt of $26.0 million under the Senior Credit Facility, with additional available borrowings of $9.0 million. BGF is continuing its efforts to reduce inventory levels and improve working capital, while implementing additional cost-saving initiatives. Based upon current and anticipated levels of operations, BGF believes that its cash flows from operations, combined with short-term availability under the senior credit facility, will be adequate to meet liquidity needs with respect to existing obligations and operations for fiscal 2002. However, BGF's future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

     BGF is currently negotiating a new longer term financing arrangement with another lender and expects it to be finalized in the second quarter of 2002. However, there can be no assurance that such a refinancing will be consummated.

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

                                             For the Three Months Ended
                                                      March 31
                                           --------------------------------
                                                2002            2001
                                           --------------------------------
                                                     (unaudited)

     United States                           $ 34,917         $ 43,935
     Foreign                                    1,426            2,623
                                             --------         --------
                                             $ 36,343         $ 46,558
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

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill on the same date. The Company will complete its transitional goodwill impairment test in the second quarter of 2002. Any impairment loss resulting from the transitional impairment test will be reflected as a cumulative effect of a change in accounting principle. In light of the changes in market conditions and the unprecedented downturn in the electronics market, the Company may have impairment of goodwill under SFAS 142 as of January 1, 2002. Net income for the quarter ended March 31, 2001, exclusive of amortization of goodwill, was $1,511. The net book value of goodwill as of March 31, 2002 and December 31, 2001 was $4,725.

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

     You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with our audited consolidated financial statements and related notes as of and for the year ended December 31, 2001 set forth in our 2001 Annual Report on Form 10-K.

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

Results of Operations

         The following table summarizes our historical results of operations as a percentage of net sales:

                                                          For the Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                           2002         2001
                                                       -------------------------
                                                              (unaudited)

Net sales                                                100.0 %       100.0 %
Cost of goods sold                                        98.6 %        82.3 %
                                                        ------        ------
  Gross profit                                             1.4 %        17.7 %
Selling, general and administrative expenses               3.7 %         5.8 %
                                                        ------        ------
  Operating income (loss)                                 (2.3)%        11.9 %
Interest expense                                           9.2 %         7.1 %
Other income, net                                            -          (0.3)%
                                                        ------        ------
  Income (loss) before income taxes                      (11.5)%         5.1 %
  Income tax expense (benefit)                            (4.5)%         2.0 %
                                                        ------        ------
  Net income (loss)                                       (7.0)%         3.1 %
                                                        ======        ======


         EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. EBITDA is calculated as follows (in thousands):

                                                  For the Three Months
                                                    Ended March 31,
                                               ----------------------------
                                                    2002         2001
                                               ----------------------------
                                                       (unaudited)

    Net income (loss)                             $(2,539)      $ 1,466
    Depreciation and amortization                   2,272         2,157
    Interest                                        3,333         3,296
    Taxes                                          (1,616)          916
                                                  -------       -------
    EBITDA                                        $ 1,450       $ 7,835
                                                  =======       =======

         EBITDA for the quarter ended March 31, 2002 decreased $6.3 million, or 80.8%, to $1.5 million from $7.8 million for the quarter ended March 31, 2001.

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

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Net Sales. Net sales decreased $10.2 million, or 21.9%, to $36.3 million in the three months ended March 31, 2002, from $46.5 million in the three months ended March 31, 2001. Sales of electronics fabrics used in multi-layer and rigid printed circuit boards decreased $9.8 million, or 45.1% and sales of glass, carbon and aramid fibers used in various composite materials decreased $2.4 million, or 17.0%, during the first quarter of 2002 as compared to the first quarter of 2001. The decrease in sales of electronics fabrics was primarily a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001. In addition, the decrease in capital spending in the information technology and telecommunications industries has led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers.

         Our second largest market, fabrics used in composite materials, held up well prior to September 11, 2001. However, we experienced a decline in orders from customers in the aerospace industry due to uncertainty over airline traffic recovery. It is unknown if this decrease will be fully or partially offset by the market for refurbishing existing aircraft or increased purchases by the military.

         In response to these market conditions, we reduced production schedules and focused on operating cost reductions. In 2001, we furloughed production employees, thereby reducing our production workforce by approximately 25%. In addition to the furlough of production employees, we have reduced a number of salaried positions, in order to cut costs in future periods. The reduction of production schedules resulted in a $10.8 million decrease in inventory from the end of the third quarter 2001 to the end of the first quarter of 2002.

         Gross Profit Margins. Gross profit margins decreased to 1.4% in the three months ended March 31, 2002, from 17.7% in the three months ended March 31, 2001, due primarily to the shifts in product mix discussed above as well as lower sales and production volumes resulting in less absorption of fixed costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.4 million, or 51.9%, to $1.3 million in the three months ended March 31, 2002, from $2.7 million in the three months ended March 31, 2001. This was primarily due to decreased accruals for profit sharing and management fees and bonuses and a decrease in sales commission expense.

         Operating Income. As a result of the aforementioned factors, operating income decreased $6.4 million to $(0.8) million, or (2.3)% of net sales, in the three months ended March 31, 2002, from $5.6 million, or 12.0% of net sales, in the three months ended March 31, 2001.

         Interest Expense. Interest expense remained at $3.3 million in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

         Income Tax Expense (Benefit). The effective tax rate in the three months ended March 31, 2002 and 2001 of 38.9% and 38.5%, respectively, was higher than the federal statutory rate of 35.0% primarily due to the effect of state income taxes.

         Net Income (Loss). As a result of the aforementioned factors, net income (loss) decreased $4.0 million to a net loss of $(2.5) million in the three months ended March 31 2002, from $1.5 million in the three months ended March 31, 2001.

Liquidity and Capital Resources

         Our primary sources of liquidity are cash flows from operations and borrowings under our senior credit facility. Our future need for liquidity will arise primarily from interest payments on our 10 1/4% Series B Senior Subordinated Notes due 2009, principal and interest payments on the senior credit facility, and the funding of our capital expenditures and working capital requirements. There are no mandatory payments of principal on our notes scheduled prior to their maturity.

         On September 28, 2001, we amended our senior credit facility. Under the terms of the amendment, we paid off the existing term loan of $15.6 million, reduced the availability under the revolver from $60 million to $50 million, and locked in the interest rate to 2.75 points over LIBOR through 2002 at which time the rate will revert back to the initial rate under the senior credit facility. In addition, the amendment significantly modified the financial covenants through the end of 2002. Although no assurances can be provided, the terms of this amendment are favorable to us and should allow us to operate with sufficient liquidity throughout the current downturn in the electronics industry. This forward-looking statement is subject to risks and uncertainties that exist in our operations and business environment. See "Disclosure Regarding Forward-Looking Statements."

         We believe that we will be able to satisfy the amended financial covenant levels under the senior credit facility through 2002, although there can be no assurance that these covenants will be met. The possibility exists that certain financial covenants will not be met if business conditions render actual outcomes and results materially different from those predicted. Failure to comply with such covenants would constitute a default under the senior credit facility, and the lenders under the facility would be entitled to accelerate the maturity of the indebtedness outstanding thereunder.

         At March 31, 2002, BGF had outstanding debt of $26.0 million under the Senior Credit Facility, with additional available borrowings of $9.0 million. We are continuing our efforts to reduce inventory levels and improve working capital, while implementing cost-saving initiatives. Based upon current and anticipated levels of operations, we believe that our cash flows from operations, combined with short-term availability under the senior credit facility, will be adequate to meet liquidity needs with respect to existing obligations and operations for fiscal 2002. However, our future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

         We are currently negotiating a new longer term financing arrangement with another lender and currently expect it to be finalized in the second quarter of 2002. However, there can be no assurance that such a refinancing will be consummated.

         Net Cash Provided by Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2002 was $0.2 million, compared with $(1.7) million in the three months ended March 31, 2001 and was primarily the result of a net loss of $(2.5) million, adjusted for non-cash adjustments to net income for depreciation of $2.3 million, deferred income taxes of $(1.1) million, a decrease in inventory of $2.6 million, an increase in accounts payable and accrued expenses of $2.8 million and an increase in trade accounts receivable of $(4.3) million. These operating results were driven by an increase in sales in the first quarter 2002 from the fourth quarter 2001 as well as efforts to reduce inventory levels and production costs. We expect operating cash flows to improve throughout fiscal 2002 as a result of working capital management and an increase in sales during 2002 as compared to the trend experienced during the last three quarters of 2001.

         Net Cash Used in Investing Activities. Net cash used in investing activities was $1.2 million for the three months ended March 31, 2002 and was the result of purchases of property, plant and equipment. We currently expect our capital expenditures during 2002 to be approximately $3.0 million.

         Net Cash Provided by Financing Activities. Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2002 and was primarily the result of an increase in the book overdraft of $2.0 million, net proceeds on the revolver of $17.0 million, and payments on the revolver loan of $18.0 million.

         We previously reported in our 2001 Form 10-K that we expected to receive approximately $6.0 million in federal tax refunds due to the recently signed Job Creation and Worker Assistance Act of 2002. This tax benefit has been realized by our parent company, Glass Holdings Corp, as it related to Glass Holdings' consolidated tax returns. The board of directors of Glass Holdings has not yet determined if it will invest this money into BGF. We expect this determination to be made during the second quarter of 2002. In addition, we do not anticipate that this determination will have a significant impact on our ability to consummate financing.

         Our ability to make scheduled payments of principal or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness, including the notes, or to fund planned capital expenditures will depend on our future performance. Our future performance is generally subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations and available cash, together with availability under the senior credit facility, will be adequate to meet our current liquidity needs for fiscal 2002. However, we cannot assure you that we will generate sufficient cash flow from operations or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we may need to refinance all or a portion of the principal of the notes on or prior to maturity. We cannot assure you that we will be able to effect any refinancing on commercially reasonable terms or at all.

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

         This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and other reports and registration statements we file with the SEC. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

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

         At March 31, 2002, the notional amount of the interest rate swap agreement was $19.2 million. Under this agreement, we have secured a fixed LIBOR rate of interest of 5.04% on the notional amount that is reduced in a manner to amortize fully by the maturity date of the revolver portion of our senior credit facility. This swap effectively changes our payment of interest on $19.2 million of variable rate debt to a fixed rate for the contract period.

         The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2002, we would have paid approximately $393,000 to terminate the agreement. A 100 basis point decrease in LIBOR would increase the amount paid by approximately $136,000. The fair value is based on dealer quotes, considering current interest rates. The unrealized loss on this derivative instrument is a component of other comprehensive income (loss).

         Actual gains and losses in the future may differ materially from the above analysis, however, based on changes in the timing and amount of interest rate movements and our actual exposures and hedges.

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  None

             (b)  Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BGF INDUSTRIES, INC.



                                            /s/ Philippe R. Dorier
                                            ------------------------------------

                                            Philippe R. Dorier
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

Date:  May 13, 2002