Form 10-Q
period 2002-06-30
BGF INDUSTRIES INC
filed 2002-08-19
CIK 1078394

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

                  For the quarterly period ended June 30, 2002

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

                                ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of August 19, 2002.

================================================================================

                              BGF INDUSTRIES, INC.
              QUARTERLY REPORT FOR THE THREE MONTHS AND SIX MONTHS
                               ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 -------
PART I.   FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 2002 (unaudited)
          and December 31, 2001                                                                  1

          Consolidated Statements of Operations and Comprehensive Income
          (Loss) for the three months and six months ended June 30, 2002 and 2001
          (unaudited)                                                                            2

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2002 and 2001 (unaudited)                                               3

          Notes to the Consolidated Financial Statements                                       4 - 13

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations
                 Overview                                                                       14
                 Environmental Issues                                                           16
                 Results of Operations                                                          17
                 Liquidity and Capital Resources                                                21
                 Disclosure Regarding Forward Looking Statements                                23

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                            24

PART II.  OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K                                                      26

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                             June 30,      December 31,
                                                                               2002           2001
                                                                               ----           ----
                                                                           (unaudited)
                                 ASSETS

Current assets:
     Cash                                                                  $       901    $         22
     Trade accounts receivable, net                                             15,408          12,710
     Inventories                                                                31,017          39,037
     Income tax refundable                                                       2,962             841
     Deferred income taxes                                                       4,705           3,476
     Other current assets                                                        1,585             376
                                                                           -----------    ------------
           Total current assets                                                 56,578          56,462
Property, plant and equipment, net                                              51,581          62,155
Deferred income taxes                                                                -           8,534
Intangible assets, net                                                           2,866           7,967
Other noncurrent assets, net                                                       244             481
                                                                           -----------    ------------
     Total assets                                                          $   111,269    $    135,599
                                                                           ===========    ============

                  LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Book overdraft                                                        $         -    $      2,528
     Current portion of long term debt, net of discount of $1,317              128,683               -
     Accounts payable                                                            5,907           4,171
     Accrued liabilities                                                        10,047           7,642
                                                                           -----------    ------------
           Total current liabilities                                           144,637          14,341
Long-term debt, net of discount of  $1,417                                           -         125,583
Deferred income taxes                                                            4,705               -
Post-retirement and pension benefit obligations                                  6,144           5,415
                                                                           -----------    ------------
     Total liabilities                                                         155,486         145,339
                                                                           -----------    ------------

Commitments and contingencies

Stockholder's deficit:
     Common stock, $1.00 par value. Authorized 3,000 shares; issued
       and outstanding 1,000 shares                                                  1               1
     Capital in excess of par value                                             34,999          34,999
     Retained earnings                                                          37,398          71,981
     Accumulated other comprehensive loss                                         (236)           (342)
     Loan to parent                                                           (116,379)       (116,379)
                                                                           -----------   ------------
           Total stockholder's deficit                                         (44,217)         (9,740)
                                                                           -----------    ------------
           Total liabilities and stockholder's deficit                     $   111,269    $    135,599
                                                                           ===========    ============

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

                                                   For the Three Months          For the Six Months
                                                      Ended June 30,               Ended June 30
                                               --------------------------------------------------------
                                                     2002          2001           2002          2001
                                               --------------------------------------------------------
                                                         (unaudited)                  (unaudited)
Net sales                                        $   34,519    $   34,426     $   70,862    $   80,984
Cost of goods sold                                   36,682        30,406         72,504        68,707
                                                 ----------    ----------     ----------    ----------
       Gross profit (loss)                           (2,163)        4,020         (1,642)       12,277
Selling, general and administrative expenses          5,136         1,867          6,479         4,567
Asset impairment charges                              5,816             -          5,816             -
                                                 ----------    ----------     ----------    ----------
       Operating income (loss)                      (13,115)        2,153        (13,937)        7,710
Interest expense                                      3,307         3,112          6,640         6,408
Other (income) loss, net                                 (6)         (990)            (6)       (1,111)
                                                 ----------    ----------     ----------    ----------
     Income (loss) before income taxes and
     cumulative effect of change in
     accounting principle                           (16,416)           31        (20,571)        2,413
Income tax expense                                   10,902            12          9,286           928
                                                 ----------    ----------     ----------    ----------
     Net income (loss) before cumulative
     effect of change in accounting principle       (27,318)           19        (29,857)        1,485
Cumulative effect of change in accounting
     principle                                            -             -         (4,726)            -
                                                 ----------    ----------     ----------    ----------
Net income (loss)                                   (27,318)           19        (34,583)        1,485
Other comprehensive income (loss) net of
     tax:
     Cumulative effect of change in
       accounting principle                               -             -              -           183
     Change in fair value of cash flow hedge             19           (13)           106          (248)
                                                 ----------    ----------     ----------    ----------
Total comprehensive income (loss)                $  (27,299)   $        6     $  (34,477)   $    1,420
                                                 ==========    ==========     ==========    ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                            --------------------------------
                                                                                  2002             2001
                                                                            --------------------------------
                                                                                       (unaudited)
Cash flows from operating activities:
    Net income (loss)                                                         $   (34,583)     $    1,485
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation                                                                4,503           4,147
        Cumulative effect of change in accounting principle                         4,726               -
        Asset impairment charges                                                    5,816               -
        Amortization of  intangible assets                                            375             484
        Amortization of discount on notes                                             100             100
        Deferred income taxes                                                      12,010          (2,436)
        Post-retirement and pension benefit obligations                               729             490
        Loss on disposal of equipment                                                   1             178
    Change in assets and liabilities:
        Trade accounts receivable, net                                             (2,698)         11,216
        Inventories                                                                 8,020         (12,757)
        Current income tax refundable                                              (2,121)              -
        Other current assets                                                         (659)         (2,876)
        Other assets                                                                  237             111
        Accounts payable                                                            2,820          (4,698)
        Accrued liabilities                                                         2,511          (4,473)
                                                                              -----------      ----------
           Net cash provided by (used in) operating activities                      1,787          (9,029)
                                                                              -----------      ----------

Cash flows from investing activities:
       Purchases of property, plant and equipment                                  (1,417)         (7,944)
       Proceeds from sale of equipment                                                 37              64
                                                                              -----------      ----------
            Net cash used in investing activities                                  (1,380)         (7,880)
                                                                              -----------      ----------

Cash flows from financing activities:
       Book overdraft                                                              (2,528)          1,815
       Proceeds from revolver                                                      38,700          33,000
       Payments on revolver                                                       (35,700)        (23,000)
       Payment on term loan                                                             -          (3,596)
       Payment received on loan to parent                                               -           8,698
                                                                              -----------      ----------
           Net cash provided by financing activities                                  472          16,917
                                                                              -----------      ----------

Net increase in cash                                                                  879               8
Cash at beginning of period                                                            22               8
                                                                              -----------      ----------
Cash at end of period                                                         $       901      $       16
                                                                              ===========      ==========

Supplemental disclosure of non-cash investing activities:

    Property and equipment financed in accounts payable                       $       333      $    2,131
                                                                              ===========      ==========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                  $     6,078      $    6,122
                                                                              ===========      ==========
    Cash paid (received) during the period for income taxes                   $      (546)     $      448
                                                                              ===========      ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                              BGF INDUSTRIES, INC.
              (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1.   Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. ("the Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2001 on file with the Securities and Exchange Commission in the 2001 Annual Report on Form 10-K.

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Liquidity and Financial Condition

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate the Company's continued existence as a going concern. The Company experienced a rapid deterioration of its liquidity and financial condition during the three months ended June 30, 2002 as a result of worsening industry and economic conditions that had an adverse effect on its ability to generate revenue and sufficient liquidity to fund its operations. The Company incurred a net loss of approximately $27.3 million for the three months ended June 30, 2002 and has an $88.1 million working capital deficiency and a $44.2 million stockholder's deficit as of June 30, 2002.

     As discussed in Note 8, the Company violated certain of its financial and other covenants under its Senior Credit Facility for the quarter ended June 30, 2002 and was prohibited by its senior lenders under the terms of the Senior Credit Facility from making a required interest payment that was due to the holders of the Company's senior subordinated notes on July 15, 2002.

     On August 13, 2002, the Company and its senior lenders executed a forbearance agreement with respect to breaches of these financial covenants. As a result, the senior lenders have rescinded their payment blockage notice prohibiting the Company from making the required interest payment on its senior subordinated notes due 2009 on July 15, 2002. Accordingly, on August 14, 2002, the Company made the interest payment on the notes that was previously required on July 15, 2002.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

       The Company's continued existence is dependent upon several factors including its ability to generate sufficient operating cash flow, restructure its operations, secure additional and/or replacement financing to meet its working capital needs and comply with the provisions of its Senior Secured Credit Facility forbearance agreement such that the senior lenders will not demand immediate repayment of its outstanding debt under the Senior Credit Facility. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The economic downturn that began during 2001 caused most companies in the electronics industry (a significant market segment of the Company's business) to re-evaluate their expectations with respect to how they believed they would perform through 2002. The Company did not immediately experience the effects of changing conditions in the economy or the electronics industry and believed that the downturn in the electronics industry (based on historically high levels of demand) was likely to be temporary. Accordingly, the Company maintained its normal levels of production through mid 2001 based on its belief that the economy would recover, demand would increase and that it would be largely unaffected by a decline in the electronics industry. The Company's expectations with respect to these conditions initially appeared to be correct as its sales increased by $5.6 million to $36.3 million for the three months ended March 31, 2002 as compared to $30.7 million for the three months ended December 31, 2001. However, additional sales increases forecasted by the Company for the three months ended June 30, 2002 did not materialize and as a result increased production levels were not warranted. The Company's sales decreased by $1.8 million to $34.5 million for the three months ended June 30, 2002 as compared to the three months ended March 31, 2002, which placed additional constraints on its liquidity and capital resources.

       The Company is continuing to operate its business based on its belief that current economic conditions and the decline in the electronics industry, which had an adverse effect on its operations, are temporary. Accordingly, the Company has taken steps to restructure its operations aimed at strengthening the business including, but not limited to, (i) maintaining an aggressive cost cutting program, (ii) announcing the closure of its South Hill heavyweight fabrics facility and consolidating such operations into its newly constructed South Hill multilayer facility to reduce excess capacity and (iii) engaging the crisis management consulting firm of Realization Services, Inc. to assist in formulating and implementing a plan to restructure its operations and explore other strategic alternatives including a possible capital restructuring.

       As discussed further in Note 12, an affiliate of the Company, Advanced Glassfiber Yarns LLC ("AGY"), is also a major supplier and is experiencing financial difficulties which could result in the risk that obtaining raw materials from sources other than AGY would be more costly and could be disruptive to the Company's business.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

         There can be no assurance that the Company will be successful in its efforts to restructure its operations or that a restructuring of its operations will actually improve its operating results. There also can be no assurance that the Company will obtain any satisfactory terms, if at all, on the financing it needs to sustain its business operations or that it will be able to comply with the terms of its forbearance agreement with the senior lenders that will avoid an acceleration of debt outstanding under the Senior Credit Facility.

3.   Inventories

     Inventories consist of the following:

                                                     June 30,      December 31,
                                                       2002           2001
                                                   ------------    ------------
                                                   (unaudited)
     Supplies                                        $   1,694      $   2,001
     Raw materials                                       2,007          2,591
     Stock-in-process                                    5,273          5,507
     Finished goods                                     22,043         28,938
                                                     ---------      ---------
                                                     $  31,017      $  39,037
                                                     =========      =========

         In accordance with its policy of stating its inventories at the lower of cost or market, the Company undertook an extensive re-evaluation of its inventory valuation estimates in response to current market conditions that caused the Company to have a build-up of excess and obsolete inventory as of June 30, 2002. Accordingly, the Company increased its inventory reserve in the second quarter of 2002 by approximately $4.5 million, which is included in cost of goods sold on the accompanying consolidated statement of operations.

4.   Income Taxes and Deferred Income Taxes

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                June 30,     December 31,
                                                  2002           2001
                                                  ----           ----
                                               (unaudited)
        Deferred tax assets:
        Interest on loan to parent               $15,757        $14,635
        Inventories                                2,474          1,020
        Accrued liabilities                        1,389          1,643
        Accounts receivable                          188            154
        Tax credits                                  630            630
        Accrued retirement benefits                1,738          1,003
        Other                                        186              -
                                               ---------        -------
                                                  22,362         19,085
        Valuation allowance                      (17,081)             -
                                               ---------        -------
                                                   5,281         19,085
                                               ---------        -------

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

        Deferred tax liabilities:
        Depreciation                                (4,131)      (5,925)
        Other                                       (1,150)      (1,150)
                                                   -------     --------
                                                    (5,281)      (7,075)
                                                   -------     --------

        Net deferred tax asset                     $     -     $ 12,010
                                                   =======     ========

     Prior to the second quarter 2002, the Company recorded interest income earned under the terms of the loan agreement with Glass Holdings for tax purposes. The Company did not record this income for financial reporting purposes which results in a deferred tax asset. Full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings' receipt of dividends and other distributions from its two subsidiaries, the Company and AGY Holdings, which are currently restricted from paying dividends and other distributions under their various debt instruments. During the second quarter 2002, due to the poor operating performance and related liquidity constraints of the Company and AGY Holdings, the Company recorded a full valuation allowance against this and other deferred tax assets of approximately $17.1 million as it is more likely than not that their benefits will not be realized in the future.












     A reconciliation of the difference between income taxes computed by applying the federal statutory rate and income tax expense in the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2002 is as follows:

        Tax (benefit) at federal statutory rate    $(7,200)
        State income taxes (benefit), net of          (662)
        federal benefit
        Valuation allowance                         17,081
        Other                                           67
                                                   -------
                                                   $ 9,286
                                                   =======

5.   Property, Plant and Equipment, Net

     Net property, plant and equipment consists of the following:

                                                                         June 30,      December 31,
                                                                           2002            2001
                                                                           ----            ----
                                                                        (unaudited)
        Land                                                             $   3,155       $  3,155
        Buildings                                                           42,215         42,195
        Machinery and equipment                                             81,367        104,090
                                                                         ---------       --------
        Gross property, plant and equipment                                126,737        149,440
        Less: accumulated depreciation                                     (74,606)       (87,285)
                                                                         ---------       --------
                                                                            52,131         62,155
        Less: assets held for sale included in other current assets           (550)             -
                                                                         ---------       --------
        Net property, plant and equipment                                $  51,581       $ 62,155
                                                                         =========       ========

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

         The Company's loss condition in the second quarter of 2002 required it to perform an analysis of long-lived assets to determine whether or not an impairment had occurred, which would require accounting recognition in accordance with generally accepted accounting principles. Accordingly, the Company undertook an analysis of its long-lived assets that it uses in its manufacturing operations at each of its plants and compared the net book value of those assets to the estimated undiscounted future cash flows associated with each of the applicable asset groups. As a result, the Company determined that an impairment of machinery and equipment used in its South Hill heavyweight fabrics manufacturing facility had occurred and recorded a $4.7 million write-down to reduce the carrying value of machinery and equipment to its estimated fair value based on prices for similar assets. This charge is recorded in asset impairment charges on the accompanying consolidated statement of operations. On August 1, 2002, the Company announced its decision to temporarily close this facility for at least six months. Any decision to reopen this facility will depend on market conditions in 2003.

         During the second quarter of 2002, the Company committed to sell certain manufacturing equipment to an affiliate. The Company has recorded a $1.0 million write-down to reduce the carrying value of these assets to their fair value of $0.5 million as determined by a third party appraisal and has recorded the assets in other current assets. The sale was finalized in August 2002. The charge of $1.0 million associated with this write-down is included in asset impairment charges in the accompanying consolidated statement of operations. The $1.0 million charge associated with the sale of this equipment is based upon the difference between the net book value of the equipment of $1.5 million and the selling price of $0.5 million.

6.   Intangible Assets, net

     Intangible assets consist of the following:

                                                     June 30,      December 31,
                                                       2002           2001
                                                    ----------     ------------
                                                   (unaudited)

   Amortized intangible assets:
     Debt issuance costs                            $    5,073     $    5,073
     Accumulated amortization                           (2,207)        (1,832)
                                                    ----------     ----------
                                                         2,866          3,241
                                                    ----------     ----------
  Unamortized intangible assets:
     Goodwill, net                                           -          4,726
                                                    ----------     ----------
  Total intangible assets                           $    2,866     $    7,967
                                                    ==========     ==========

         The debt issuance costs are being amortized over the terms of the respective debt instruments, ranging from 6 to 10 years.

         The Company had unamortized intangible assets as of December 31, 2001 with a gross carrying amount of $5,809 less accumulated amortization of $1,083. Such intangible assets related to goodwill which originated with the acquisition of the Company by the Porcher Group in 1988.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

         The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill on the same date. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company completed its transitional goodwill impairment test in the second quarter of 2002. In performing this test, the Company estimated the fair value of its business on a discounted cash flow basis. Based on this analysis, the Company determined that recorded goodwill exceeded its implied fair value and an impairment charge was recorded. Accordingly, the Company recorded a noncash charge of $4.7 million, which is recognized as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations in 2002. There was no income tax benefit recognized for this charge. Net income for the three and six months ended June 30, 2001, exclusive of amortization of goodwill, was $0.1 million and $1.6 million, respectively.

         The provisions of SFAS 142 allowed the Company to finalize its transitional impairment testing during 2002 subsequent to the date of adoption of SFAS 142. As a result of the impairment charge recognized under the transitional impairment test, the Company has restated its first quarter results to reflect the charge as of January 1, 2002, the date of adoption of SFAS 142. The first quarter 2002 results as restated and as previously reported are as follows:


                                                                                  As          As Previously
                                                                                Restated         Reported
         Net sales                                                              $  36,343        $ 36,343
         Cost of goods sold                                                        35,822          35,822
                                                                                ---------        --------
                      Gross profit                                                    521             521
         Selling, general and administrative expenses                               1,343           1,343
                                                                                ---------        --------
                Operating loss                                                       (822)           (822)
         Interest expense                                                           3,333           3,333
                 Loss before income taxes                                          (4,155)         (4,155)
         Income tax benefit                                                         1,616           1,616
                                                                                ---------        --------
         Loss before cumulative effect of change in accounting policy              (2,539)         (2,539)
         Cumulative effect of change in accounting policy                          (4,726)              -
                                                                                ---------        --------
         Net loss                                                               $  (7,265)       $ (2,539)
                                                                                =========        ========

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

7.  Accrued Liabilities

     Accrued liabilities consist of the following:

                                                June 30,       December 31,
                                                  2002            2001
                                              ------------     ------------
                                               (unaudited)

     Payroll                                   $      282        $    163
     Environmental                                  2,786             434
     Interest                                       4,922           4,836
     Restructuring                                    209             467
     Medical benefits                                 921             921
     Other                                            927             821
                                               ----------        --------
                                               $   10,047        $  7,642
                                               ==========        ========

         Restructuring. In 2001, the Company approved a restructuring plan which resulted in the reduction of the Company's salary and wage workforce by approximately 25%. As a result of the restructuring, the Company incurred charges during the third quarter of 2001 of $0.5 million. The charges incurred were costs for salaried employee severance. Such payments are being made through the end of 2002.

         Environmental. A September 1998 environmental site assessment discovered reportable quantities of polychlorinated biphenyls ("PCBS") in soil at the Altavista plant in and around the former site of a heat transfer oil tank that the previous owner of the facility had removed in 1986, before BGF's 1988 acquisition. The Company immediately reported the contamination to United States Environmental Protection Agency EPA and the Virginia Department of Environmental Quality ("VDEQ").

         The Company worked with the EPA and VDEQ to establish a sampling protocol. The assessment revealed that the plant was contaminated with PCBs inside in several rooms, outside in the soil, on the roof, in the sanitary and storm sewers, and in the creeks to which the storm sewers drain. The Company has also been informed that PCBs may have migrated their way into the city's water treatment plant. A Site Characterization report was submitted to the EPA in April 2001. The EPA responded to that report in May 2002 with a request for additional assessment. The Company responded to the EPA's request in late June 2002 and proposed actions consistent with EPA's request. In light of these recent developments, the Company has recorded an additional reserve of $2.0 million, which reflects the estimated remediation costs for the Altavista plant as obtained from an environmental specialist. However, such remediation costs are subject to approval of a remediation plan by the EPA which has not been obtained at this time. The Company also has contamination issues at its Cheraw facility. The estimated loss due to this contamination is $0.4 million, which is also reflected in the reserve.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

         The Company believes that these reserves may need to be increased, but the Company is unable to derive a more reliable estimate at this time as actual costs remain uncertain. The Company does not anticipate significant cash outflows associated with this liability in the next twelve months as the remediation plan has not been submitted to and approved by the EPA, however, there can be no assurance that the Company will not be required to respond to its environmental issues on a more immediate basis and that such response, if require, will not result in significant cash outlays.

8.   Debt

     Debt consists of the following:

                                                                    June 30,      December 31,
                                                                      2002            2001
                                                                  -----------     ------------
                                                                  (unaudited)
     Senior Credit Facility:
        Revolving Credit Facility                                  $  30,000       $  27,000
     Senior Subordinated Notes, net of unamortized discount           98,683          98,583
                                                                   ---------       ---------
                                                                   $ 128,683       $ 125,583
                                                                   =========       =========

         As of June 30, 2002, the Company was in violation of certain financial and other covenants under the Senior Credit Facility. On July 10, 2002, the Company received a default notice from its senior lenders as a result of its failure to comply with certain covenants as required by the debt agreement. Further, as permitted under the terms of the Senior Credit Facility, the lenders issued a payment blockage notice prohibiting the Company from making a required interest payment on its Senior Subordinated Notes on July 15, 2002.

         On August 13, 2002, the Company and its senior lenders executed a forbearance agreement with respect to breaches of these financial covenants. As a result, the senior lenders have rescinded their payment blockage notice prohibiting the Company from making the required interest payment on its senior subordinated notes due 2009 on July 15, 2002. Accordingly, on August 14, 2002, the Company made the interest payment on the notes that was previously required on July 15, 2002, which was within the thirty-day period provided for in the indenture covering the Senior Subordinated Notes.

         The forbearance agreement expires on March 31, 2003. This agreement and amendment to the Senior Credit Facility provides for the following: (1) does not require a certain interest coverage ratio until the quarter ended March 31, 2003, (2) a lower required level of consolidated net worth beginning with the quarter ended September 30, 2002, (3) available funding of up to approximately $24.0 million, in total, under the revolver, term loan, swingline, and letter of credit portions of the facility, (4) a requirement to reduce the aggregate level of outstanding commitments by $1.5 million per month beginning August 31, 2002 and $2.0 million per month thereafter and (5) borrowing rates based on leverage ratio.

         As a result of the covenant violations under the Senior Credit Facility as of June 30, 2002 and the anticipated covenant violations subsequent to the expiration of the forbearance agreement term, the Senior Credit Facility has been classified as a current liability in the accompanying balance sheet. The Senior Subordinated Notes have also been classified as a current liability due to the fact that they are subordinate to the Senior Credit Facility.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

         The Company anticipates pursuing replacement financing prior to the expiration of the forbearance agreement. The Company is implementing an asset utilization plan focused on inventory reduction and the sale and leaseback of certain assets that should result in sizable reductions of the outstanding balance under the Senior Credit Facility. Such a reduction should allow for a refinancing under an asset based lending structure before the end of the forbearance period. However, there can be no assurance that the Company will find the financing it needs to sustain the business operations or that it will be able to comply with the terms of its forbearance agreement with the lenders that will avoid an acceleration of debt outstanding under the Senior Credit Facility.

         The fair value of the Senior Subordinated Notes as of August 16, 2002 and June 30, 2002 was approximately $64.0 million and $76.5 million, respectively.

         During the second quarter of 2002, the Company incurred charges of $0.5 million associated with the pursuit of an asset based lending arrangement that was not consummated.

         In addition, during the second quarter of 2002, the Company paid $0.4 million to terminate its interest rate swap agreement. The amount remaining in other comprehensive income (loss) will be recognized in earnings over the remaining life of the underlying debt.

9.  Segment Information

         The Company operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. The Company's principal market is the United States. Net sales information by geographic area is presented below, with sales based on the location of the customer. The Company does not have any long-lived assets outside the United States.

                                   For the Three Months Ended         For the Six Months Ended
                                             June 30                           June 30
                                 ----------------------------------------------------------------
                                      2002             2001              2002           2001
                                 ----------------------------------------------------------------
                                           (unaudited)

     United States                   $32,683         $33,032           $67,600        $ 76,942
     Foreign                           1,836           1,394             3,262           4,042
                                     -------         -------           -------        --------
                                     $34,519         $34,426           $70,862        $ 80,984
                                     =======         =======           =======        ========

10. Commitments and Contingencies

         As discussed in Note 7, the Company has environmental exposures associated with two of its manufacturing facilities.

         From time to time, the Company is involved in various other legal proceedings and environmental matters arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact of the Company's financial position or results of operations.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

11.   Recent Accounting Pronouncements

         In April 2002, the FASB issued Statement No. 145. This Statement modifies or amends several other authoritative pronouncements, including those covering gains and losses from extinguishment of debt. Management is currently evaluating the effects of this Statement.

         On June 28, 2002, the Financial Accounting Standards Board ("FASB") FASB issued Statement No. 146, Accounting for Exit and Disposal Activities, which is required to be adopted for disposal activities initiated after December 31, 2002. Management is currently evaluating the effects of this Statement.

12.   Related Party Transactions

         An affiliate of the Company, AGY, is also a major supplier. AGY is experiencing financial difficulties and has defaulted on both its senior credit facility and senior subordinated notes and is currently operating under a forbearance agreement with its senior lender. AGY is in negotiations with its senior lenders to restructure its debt and negotiating favorable amendments to its senior credit facility. However, there can be no assurance that AGY will obtain necessary amendments or will otherwise be able to refinance its debt on favorable terms, if at all. This situation could potentially have a negative short-term affect on the Company's raw materials supply.

         During the second quarter 2002, the Company's parent, Glass Holdings, received a $6.9 million income tax refund related to the filing of the 2001 consolidated return. On August 13, 2002, this amount was remitted to the Company, which reduced the loan receivable from Glass Holdings.

         On August 13, 2002, the Company received $5.0 million from Glass Holdings under a loan agreement whereby the loan matures on or before June 30, 2003. Interest on the loan is at 3.25% and is payable quarterly in arrears beginning December 2002 or may be added to the principal amount of the loan.

13.  Subsequent Events

         As previously discussed in Note 6, on August 1, 2002, the Company announced the closure of one of its facilities in South Hill, Virginia and plans to consolidate such operations into its newly constructed multilayer facility to reduce excess capacity. The plant will be closed effective October 1, 2002. Estimated restructuring charges, primarily associated with employee severance, of $0.3 million were recorded at the time of the announcement.

         As discussed in Note 8, the Company entered into a forbearance agreement with its senior lenders on August 13, 2002.

         On August 1, 2002, the Company finalized the sale of equipment to an affiliate, as discussed in Note 6.

         See Note 12 for additional subsequent events involving related parties.

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

         The economic downturn that began during 2001 caused most companies in the electronics industry (a significant market segment of our business) to re-evaluate their expectations with respect to how they believed they would perform through 2002. We did not immediately experience the effects of changing conditions in the economy or the electronics industry and believed that the downturn in the electronics industry (based on historically high levels of demand) was likely to be temporary. Accordingly, we proceeded to maintain our normal levels of production through mid 2001 based on our belief that the economy would recover, demand would increase and that we would be largely unaffected by a decline in the electronics industry. Our expectations with respect to these conditions initially appeared to be correct as our sales increased by $5.6 million to $36.3 million for the three months ended March 31, 2002 as compared to $30.7 million for the three months ended December 31, 2001. However, additional sales increases forecasted for the three months ended June 30, 2002 did not materialize. Sales decreased by $1.8 million to $34.5 million for the three months ended June 30, 2002 as compared to the three months ended March 31, 2002, which placed additional constraints on our liquidity and capital resources.

         On July 10, 2002, we received notice from Wachovia Bank National Association, as agent for the lenders under the credit agreement dated September 30, 1998 (the "Senior Credit Facility") that, as a result of our failure to maintain the minimum interest coverage and senior leverage ratios required under the credit agreement, we were in default of the Senior Credit Facility. Further, as permitted under the terms of the Senior Credit Facility, the lenders issued a payment blockage notice prohibiting us from making a required interest payment on our 10 1/4% Series B Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes") on July 15, 2002. As a result, we were restricted from making the required interest payment to the holders of the Senior Subordinated Notes.

         On August 13, 2002, we and our senior lenders executed a forbearance agreement with respect to breaches of these financial covenants and, accordingly, on August 14, 2002, we made the interest payment on the Senior Subordinated Notes that was previously required on July 15, 2002. See "Liquidity and Capital Resources" for more information.

         In addition, see "Environmental Issues" for further discussion of exposures at our Altavista plant.

         We are continuing to operate the business based on our belief that current economic conditions and the decline in the electronics industry, which had an adverse affect on our operations, is temporary. Accordingly, we have taken certain steps to restructure our operations aimed at strengthening the business including, but not limited to, (i) maintaining an aggressive cost cutting program, (ii) announcing the closure of our South Hill heavy weight fabrics facility and plans to consolidate such operations into our newly constructed South Hill multilayer facility to reduce excess capacity and (iii) engaging the crisis management consulting firm of Realization Services, Inc. to assist in formulating and implementing a plan to restructure operations and explore other strategic alternatives including a possible capital restructuring. The plan is essentially focused on maximizing the asset utilization, reducing inventory levels and costs, and the sale/leaseback of certain real property.

         There can be no assurance that we will be successful in our efforts to restructure our operations or that a restructuring of our operations will actually improve our operating results. There also can be no assurance that we will obtain on satisfactory terms, if at all, the financing we need to sustain the business operations or that we will be able to comply with the term of the forbearance agreement with the senior lenders that will avoid an acceleration of debt outstanding under our Senior Credit Facility. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant charges recorded in the second quarter of 2002 include:

Inventory Write Downs. In accordance with our policy of stating inventories at the lower of cost or market, we undertook an extensive re-evaluation of our inventory valuation estimates in response to current market conditions that caused us to have a build-up of excess and obsolete inventory as of June 30, 2002. It is our belief that the inventory was materially adversely affected by a decline in market conditions in the second quarter of 2002 that was inconsistent with our previous expectations and resulted in an accumulation of excess, obsolete and slow-moving inventory. Accordingly, we increased our inventory reserve in the second quarter of 2002 by approximately $4.5 million. The effects of the write-down are included in cost of goods sold on the accompanying consolidated statement of operations.

Asset Impairment. Our loss condition in the second quarter of 2002 required us to perform an analysis of long-lived assets to determine whether or not an impairment had occurred which would require accounting recognition in accordance with generally accepted accounting principles. Accordingly, we undertook an analysis of our long-lived assets that we use in our manufacturing operations at each of our plants and compared the net book value of those assets to the estimated undiscounted future cash flows associated with each of the applicable asset groups. As a result, we determined that an impairment of machinery and equipment used in our South

Hill heavyweight fabrics facility had occurred and recorded a $4.7 million write-down to reduce the carrying value of machinery and equipment to its estimated fair value.

         During the second quarter of 2002, we committed to sell certain manufacturing equipment from the South Hill heavyweight fabrics facility to an affiliate. We have written down these assets to their fair value of $0.5 million as determined by a third party appraisal and have recorded the assets in other current assets. The sale was finalized in August 2002. The charge of $1.0 million associated with this write-down is included in asset impairment charges in the consolidated statement of operations. The $1.0 million charge associated with the sale of this equipment is based upon the difference between the net book value of the equipment of $1.5 million and the selling price of $0.5 million.

Goodwill Valuation. We adopted the provisions of SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, we ceased amortizing goodwill on the same date. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We completed our transitional goodwill impairment test in the second quarter of 2002. In performing this test, we estimated the fair value of our business on a discounted cash flow basis. Based on this analysis, we determined that recorded goodwill exceeded its implied fair value and an impairment charge was recorded. Accordingly, we recorded a noncash charge of $4.7 million, which is recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations in 2002. There was no income tax benefit recognized for this charge.

Deferred Tax Asset Valuation. Prior to the second quarter 2002, we recorded interest income earned under the terms of the loan agreement with Glass Holdings for tax purposes. We have not recorded this income for financial reporting purposes, which resulted in a deferred tax asset. Full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings receipt of dividends and other distributions from its two subsidiaries, the Company and AGY Holdings, which are currently restricted from paying dividends and other distributions under their various debt instruments. During the second quarter 2002, due to our poor operating performance and related liquidity constraints, as well as the liquidity constraints of AGY Holdings, we recorded a full valuation allowance against this and other deferred tax assets of approximately $17.1 million.

Environmental Issues

         In the course of a September 1998 environmental site assessment, we discovered reportable quantities of polychlorinated biphenyls ("PCBs") in soil at the Altavista facility in and around the former site of a heat transfer oil tank that the previous owner of the facility had removed in 1986, before BGF's 1988 acquisition. We immediately reported the contamination to the EPA and the Virginia Department of Environmental Quality ("VDEQ").

         We worked with the EPA and VDEQ to establish a sampling protocol. The assessment revealed that the plant was contaminated with PCBs inside in several rooms, outside in the soil, on the roof, in the sanitary and storm sewers, and in the creeks to which the storm sewers drain. We have also been informed that PCBs may have migrated their way into the city's water treatment plant. A Site Characterization report was submitted to the EPA in April 2001. The EPA responded to that report in May 2002 with a request for additional assessment. We responded to the EPA's request in late June 2002 and proposed actions consistent with EPA's request. In light of these recent developments, we have recorded an additional reserve of $2.0 million, which reflects the estimated remediation costs for the Altavista facility as obtained from an environmental specialist. However, such remediation costs are subject to approval of a remediation plan by the EPA, which has not been obtained at this time. We also have contamination issues at our Cheraw facility. The estimated loss due to this contamination is $0.4 million, which is also reflected in the reserve.

         We believe that these reserves may need to be increased, but we are unable to derive a more reliable estimate at this time as actual costs remain uncertain. We do not anticipate significant cash outflows associated with this liability in the next twelve months as the remediation plan has not been submitted to and approved by the EPA. However, there can be no assurance that the Company will not be required to respond to its environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays.

Results of Operations

         The following table summarizes our historical results of operations as a percentage of net sales:

                                          For the Three Months         For the Six Months
                                             Ended June 30,              Ended June 30,
                                        ----------------------------------------------------
                                            2002        2001           2002          2001
                                        ----------------------------------------------------
                                              (unaudited)
Net sales                                  100.0%      100.0%         100.0%        100.0%
Cost of goods sold                         106.3%       88.3%         102.3%         84.8%
                                           -----       -----          -----         -----
  Gross profit                              (6.3)%      11.7%          (2.3)%        15.2%
Selling, general and administrative
   expenses                                 14.9%        5.4%           9.1%          5.7%
Asset impairment charges                    16.8%          -            8.2%            -
                                           -----       -----          -----         -----
  Operating income (loss)                  (38.0)%       6.3%         (19.6)%         9.5%
Interest expense                             9.6%        9.0%           9.4%          7.9%
Other (income), net                          0.0%       (2.8)%          0.0%         (1.4)%
                                           -----       -----          -----         -----
Income (loss) before income taxes
   and cumulative effect of change
   in accounting principle                 (47.6)%       0.1%         (29.0)%         3.0%
Income tax expense                          31.6%        0.0%          13.1%          1.1%
Cumulative effect of change in
   accounting principle                        -           -           (6.7)%           -
                                           -----       -----          -----         -----
Net income (loss)                          (79.2)%       0.1%         (48.8%)         1.9%
                                           =====       =====          =====         =====

         EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. EBITDA is calculated as follows (in thousands):

                                       For the Three           For the Six
                                          Months                  Months
                                       Ended June 30,         Ended June 30,
                                    ------------------------------------------
                                      2002        2001      2002         2001
                                    ------------------------------------------
                                         (unaudited)            (unaudited)
    Net income (loss)                $(27,318)    $   19   $(34,583)   $ 1,485
    Depreciation and amortization       2,231      2,080      9,229      4,237
    Interest                            3,307      3,112      6,640      6,408
    Taxes                              10,902         12      9,286        928
    Non-cash, non-recurring charges     5,816          -      5,816          -
                                     ---------    ------   --------    -------
    EBITDA                           $ (5,062)    $5,223   $ (3,612)   $13,058
                                     =========    ======   ========    =======

         Non-cash, non-recurring charges for the three months and six months ended June 30, 2002 represent fixed asset impairment charges.

         EBITDA for the quarter ended June 30, 2002 decreased $10.3 million to $(5.1) million from $5.2 million for the quarter ended June 30, 2001, and for the six months ended June 30, 2002 decreased by $16.7 million to $(3.6) million from $13.1 million for the six months ended June 30, 2001.

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Net Sales. Net sales increased $0.1 million, or 0.3%, to $34.5 million in the three months ended June 30, 2002, from $34.4 million in the three months ended June 30, 2001. This increase was primarily due to sales of electronics
                          -----------------------------
fabrics used in multi-layer and rigid printed circuit boards which increased
                                                             -----

$0.9 million, or 9.1%, sales of filtration fabrics which increased $1.0 million,
                                                   -----
or 20.4%, and sales of glass, carbon and aramid fibers used in various composite materials which decreased $2.0 million, or 15.4%, during the second quarter of
          -----
2002 as compared to the second quarter of 2001. The increase in sales of electronics fabrics was primarily a result of diversification of customers within the electronics market as well as product mix. The decrease in sales of glass, carbon and aramid fibers was primarily the result of a decrease in the aerospace markets. The increase in sales of filtration fabrics was due to an increase in demand for replacement filtration bags.

         Gross Profit Margins. Gross profit margins decreased to (6.3)% in the three months ended June 30, 2002, from 11.7% in the three months ended June 30, 2001, due primarily to charges to cost of goods sold for additional inventory reserves of $4.5 million. Additionally, we were unable to realize a benefit from a decrease in raw material prices until late in the second quarter of 2002 due to the slow inventory turnover we had been experiencing.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.2 million, or 168%, to $5.1 million in the three months ended June 30, 2002, from $1.9 million in the three months ended June 30, 2001. This was primarily due to an increase of $2.0 million in the environmental reserve for estimated remediation costs at our Altavista, Virginia facility, an increase in legal and professional fees of $0.5 million associated with the pursuit of an asset based lending arrangement that was not consummated, and a charge of $0.5 million related to severance costs.

         Asset Impairment Charges. As discussed previously, during the second quarter of 2002, we recorded a $1.0 million impairment charge on the sale of equipment to an affiliate and a $4.7 million impairment charge on machinery and equipment at our South Hill heavyweight fabric manufacturing plant.

         Operating Income. As a result of the aforementioned factors, operating income decreased $15.3 million to $(13.1) million, or (38.0)% of net sales, in the three months ended June 30, 2002, from $2.2 million, or 6.3% of net sales, in the three months ended June 30, 2001.

         Interest Expense. Interest expense increased $0.2 million to $3.3 million, or 9.6% of net sales, in the three months ended June 30, 2002 from $3.1 million in the three months ended June 30, 2001, due to a slight increase in average interest rates.

         Other (Income), Net. Other (income) decreased $1.0 million to income of $6,000 in the three months ended June 30, 2002 from income of $1.0 million in the three months ended June 30, 2001. During June 2001, BGF received payments from Glass Holdings totaling $9.7 million on the loan held by BGF. BGF and Glass Holdings have agreed that any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest. Accordingly, BGF reflected $8.7 million of the cash payment received as a reduction of principal and $1.0 million was recognized as interest income in the second quarter of 2001. No such payments were received during the second quarter of 2002.

         Income Tax Expense. The effective tax rates in the three months ended June 30, 2002 and 2001 were 66.4% and 38.7%, respectively. The rate increase is primarily the result of recording a valuation allowance on certain deferred tax assets in 2002.

         Net Income (Loss). As a result of the aforementioned factors, net income (loss) decreased $(27.3) million to a net loss of $(27.3) million in the three months ended June 30 2002, from $19,000 in the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Net Sales. Net sales decreased $10.1 million, or 12.5%, to $70.9 million in the six months ended June 30, 2002, from $81.0 million in the six months ended June 30, 2001. This decrease was primarily due to sales of glass, carbon and aramid fibers used in various composite materials which decreased $4.4 million, or 16.3%, during the six months ended June 30, 2002, as compared to the same period in 2001 and our sales of electronics fabrics used in multi-layer and rigid printed circuit boards which decreased $8.9 million, or 28.5% for the same period. Sales of filtration fabrics increased $1.9 million, or 18.6% for the same period. The decrease in sales of electronics fabrics was primarily the result of a significant downturn in the electronic industry that began during the first quarter of 2001. In addition, the decrease in capital spending in the information technology and telecommunications industries has led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers. The increase in sales of filtration fabrics was due to an increase in demand for replacement filtration bags.

         Gross Profit Margins. Gross profit margins decreased to (2.3)% in the six months ended June 30, 2002 from 15.2% in the six months ended June 30, 2001, due primarily to charges to cost of goods sold for additional inventory reserves of $4.5 million as well as shifts in product mix and lower sales and production volumes resulting in less absorption of fixed costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million, or 41.3%, to $6.5 million in the six months ended June 30, 2002 from $4.6 million in the six months ended June 30, 2001. This was primarily due an increase of $2.0 million in the environmental reserve for estimated remediation costs at our Altavista, Virginia facility, an increase in legal and professional fees of $0.5 million associated with the pursuit of an asset based lending arrangement that was not consummated and a charge of $0.5 million related to severance costs. These increases were partially offset by decreased accruals for profit sharing, bonuses, management fees and sales commissions.

         Asset impairment charges. As discussed previously, during the six months ended June 30, 2002, we recorded a $1.0 million impairment charge on the sale of equipment to an affiliate and a $4.7 million impairment charge on machinery and equipment at our South Hill heavyweight fabric manufacturing plant.

         Operating Income. As a result of the aforementioned factors, operating income decreased $21.6 million to $(13.9) million, or (19.6)% of net sales, in the six months ended June 30, 2002, from $7.7 million, or 9.5% of net sales, in the six months ended June 30, 2001.

         Interest Expense. Interest expense increased $0.2 to $6.6 million, or 9.4% of net sales, in the six months ended June 30, 2002, from $6.4 million in the six months ended June 30, 2001, due to a slight increase in average interest rates.

         Other (Income), Net. Other (income) decreased $1.1 million to income of $6,000 in the six months ended June 30, 2002 from income of $1.1 million in the six months ended June 30, 2001. During June 2001, BGF received payments from Glass Holdings totaling $9.7 million on the loan held by BGF. BGF and Glass Holdings have agreed that any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest. Accordingly, BGF reflected $8.7 million of the cash payment received as a reduction of principal and $1.0 million was recognized as interest income in the second quarter of 2001. No such payments were received during 2002.

         Income Tax Expense. The effective tax rates for the six months ended June 30, 2002 and 2001 were 45.1% and 38.5%, respectively. The rate increase is primarily the result of recording a valuation allowance on certain deferred tax assets in 2002.

         Cumulative Effect of Change in Accounting Principle. As previously discussed, we adopted SFAS No. 142 effective January 1, 2002 and recorded a noncash charge of $4.7 million for impairment of goodwill.

         Net Income (Loss). As a result of the aforementioned factors, net income decreased $36.1 million to $(34.6) million in the six months ended June 30, 2002, from $1.5 million in the six months ended June 30, 2001.

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

         As previously discussed, we experienced a rapid deterioration in liquidity and financial condition during the three months ended June 30, 2002 as a result of worsening industry and economic conditions that had a material adverse affect on our ability to generate revenue and sufficient liquidity to fund our operations. We incurred a net loss of approximately $34.6 million for the six months ended June 30, 2002 and have an $88.1 million working capital deficiency and a $44.2 million stockholder's deficit as of June 30, 2002.

         As a result of the aforementioned factors, as of June 30, 2002, we were in violation of certain financial covenants under the Senior Credit Facility. On July 10, 2002 we received a default notice from our senior lenders that we were in default of the Senior Credit Facility as a result of our failure to maintain the minimum interest coverage and senior leverage ratios required under the Senior Credit Facility. Further, as permitted under the terms of the Senior Credit Facility, the lenders issued a payment blockage notice prohibiting us from making a required interest payment on our Senior Subordinated Notes on July 15, 2002.

         On August 13, 2002, we and our senior lenders executed a forbearance agreement with respect to breaches of these financial covenants. As a result, the senior lenders have rescinded their payment blockage notice that prohibited us from making the required interest payment on our senior subordinated notes due 2009 on July 15, 2002. Accordingly, on August 14, 2002, we made the interest payment on the notes that was previously required on July 15, 2002, which was within the thirty-day grace period provided for in the indenture covering the Senior Subordinated Notes.

         The forbearance agreement expires on March 31, 2003. This agreement and amendment to the Senior Credit Facility provides for the following: (1) does not require a certain interest coverage ratio until the quarter ended March 31, 2003, (2) a lower required level of consolidated net worth beginning with the quarter ended September 30, 2002, (3) available funding of up to approximately $24.0 million, in total, under the revolver, term loan, swingline, and letter of credit portions of the facility, (4) a requirement to reduce the aggregate level of outstanding commitments by $1.5 million per month beginning August 31, 2002 and $2.0 million per month thereafter and (5) borrowing rates based on leverage ratio.

         As a result of the covenant violations under the Senior Credit Facility as of June 30, 2002 and due to the fact that we anticipate covenant violations subsequent to the expiration of the forbearance agreement term, the Senior Credit Facility has been classified as a current liability in the accompanying balance sheet. The Senior Subordinated Notes have also been classified as a current liability due to the fact that they are subordinate to the Senior Credit Facility.

         We anticipate pursuing replacement financing prior to the expiration of the forbearance agreement. We are implementing an asset utilization plan focused on inventory reduction and the sale and leaseback of certain assets that should result in sizable reductions of the outstanding balance under the Senior Credit Facility. Such a reduction should allow for a refinancing under an asset based lending structure before the end of the forbearance period. However, there can be no assurance that we will find the financing on satisfactory terms, if at all, to sustain the business or that we will be able to comply with the terms of our forbearance agreement with the lenders that would otherwise avoid an acceleration of debt outstanding under the senior credit facility.

         One of our affiliates, AGY, is also a major supplier. AGY is experiencing financial difficulties which could result in the risk that obtaining raw materials from sources other than AGY would be more costly and could be disruptive to our business. AGY has defaulted on both its senior credit facility and senior subordinated notes and is currently operating under a forbearance agreement with its senior lender. AGY is in negotiations with its senior lenders to restructure its debt and negotiating favorable amendments to its senior credit facility. However, there can be no assurance that AGY will obtain necessary amendments or will otherwise be able to refinance its debt on favorable terms, if at all. This situation could potentially have a negative short-term effect on the Company's raw material supply.

         The fair value of the Senior Subordinated Notes as of August 15, 2002 and June 30, 2002 was approximately $64.0 million and $76.5 million, respectively.

         During the second quarter of 2002, we incurred charges of $0.5 million associated with the pursuit of an asset based lending arrangement that was not consummated.

         In addition, during the second quarter of 2002, we paid $0.4 million to terminate our interest rate swap agreement. The amount remaining in other comprehensive income (loss) associated with this swap agreement will be recognized in earnings over the remaining life of the underlying debt.

         During the second quarter 2002, our parent, Glass Holdings, received a $6.9 million income tax refund related to the filing of the 2001 consolidated return. On August 13, 2002, this amount was remitted to us, which reduced our loan receivable from Glass Holdings.

         On August 13, 2002, we received $5.0 million from Glass Holdings under a loan agreement whereby the loan matures on or before June 30, 2003. Interest on the loan is at 3.25% and is payable quarterly in arrears beginning December 2002 or may be added to the principal amount of the loan.

         Net Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2002 was $1.8 million, compared with $(9.0) million in the six months ended June 30, 2001 and was primarily the result of a net loss of $34.6 million, adjusted for non-cash adjustments to net income for depreciation of $4.5 million, deferred income taxes of $12.0 million, a decrease in inventory of $8.0 million, an increase in accounts payable and accrued expenses of $5.3 million and an increase in trade accounts receivable of $(2.7) million. These operating results were driven by an increase in sales in the first quarter 2002 from the fourth quarter 2001 as well as efforts to reduce inventory levels and production costs. We expect operating cash flows to improve throughout fiscal 2002 as a result of working capital management and an increase in sales during 2002 as compared to the trend experienced during the last three quarters of 2001. However, there can be no assurance that this improvement in cash flows will be acheived.

         Net Cash Used in Investing Activities. Net cash used in investing activities was $1.4 million for the six months ended June 30, 2002 and was the result of purchases of property, plant and equipment. We currently expect our capital expenditures during 2002 to be approximately $3.0 million.

         Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2002 and was primarily the result of a decrease in the book overdraft of $2.5 million, proceeds on the revolver of $38.7 million, and payments on the Senior Credit Facility of $35.7 million.

Disclosure Regarding Forward-Looking Statements

         Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

         .     whether or not we are able to service or refinance our Senior
               Credit Facility;
         .     whether or not our cash flows from operations are sufficient to meet ongoing operations;
         .     the impact of Owens Corning's unpredictable bankruptcy proceeding on the ongoing operations of Advanced Glassfiber Yarns, an affiliate experiencing financial difficulties and a major
               supplier, which could result in the risk that obtaining raw materials from sources other than Advanced Glassfiber Yarns would be more costly;
         .     our significant level of indebtedness and limitations on our ability to incur additional debt;
         .     our dependence upon some of our suppliers to provide us with materials and services;
         .     downturns in the electronics industry and the movement of
               electronics industry production outside of North America;
         .     the effect of highly competitive markets and recent competition from Asia for heavyweight glass fiber fabrics;
         .     our concentrated customer base and the competitive nature of our markets;
         .     a disruption of production at one of our facilities;
         .     an easing of import restrictions and duties with respect to glass fiber fabrics;
         .     whether or not we are able to comply with environmental and safety and health laws and requirements;
         .     whether or not we are able to address technological advances in the markets we serve;
         .     changes in economic conditions generally; and
         .     whether or not we are able to satisfy the covenants and other provisions under our various financial instruments including the forbearance agreement.

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

         Our senior credit facility is subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility. The senior credit facility bears interest based on LIBOR. Our risk management strategy is to use derivative financial instruments, such as swaps, to hedge interest rate exposures. We do not enter into derivatives for trading or speculative purposes.

         In June 2002, we terminated our interest rate swap agreement and paid $0.4 million to the counterparty.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1  Forbearance Agreement

              99.1  Statement of Chief Executive Officer of BGF Industries, Inc.

              99.2  Statement of Chief Financial Officer of BGF Industries, Inc.

         (b)  Reports on Form 8-K

              On May 22, 2002, BGF filed a current report on Form 8-K setting forth as an exhibit a press release regarding the appointment of a new president.

              On July 7, 2002, BGF filed a current report on Form 8-K setting forth as an exhibit a press release regarding the issuance of a payment blockage notice by its Senior Lenders.

              On July 29, 2002, BGF filed a current report on Form 8-K setting forth as an exhibit a press release regarding the appointment of a new chief executive officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BGF INDUSTRIES, INC.



                                   /s/ Philippe R. Dorier
                                   ---------------------------------------------
                                   Philippe R. Dorier
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



                                   /s/ James R. Henderson
                                   ---------------------------------------------
                                   James  R. Henderson
                                   President

Date:  August 19, 2002