Form 10-Q
period 2002-09-30
BGF INDUSTRIES INC
filed 2002-11-14
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File No. 333-72321

BGF Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	2221	56-1600845
(State of incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

3802 Robert Porcher Way, Greensboro, North Carolina	27410
(Address of registrant’s principal executive office)	(Zip Code)

(336) 545-0011
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of November 14, 2002.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2002

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2002 and 2001 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)	5

	Notes to the Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Overview	14

	Critical Accounting Policies	15

	Environmental Issues	15

	Results of Operations	16

	Liquidity and Capital Resources	19

	Recent Accounting Pronouncements

	Disclosure Regarding Forward Looking Statements	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

Item 6.	Exhibits and Reports on Form 8-K	22

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$346	$22
Trade accounts receivable, net	13,342	12,710
Inventories	25,298	39,037
Income tax refundable	5,453	841
Deferred income taxes	5,015	3,476
Other current assets	1,520	376

Total current assets	50,974	56,462
Property, plant and equipment, net	49,723	62,155
Deferred income taxes	—	8,534
Intangible assets, net	2,589	7,967
Other noncurrent assets, net	277	481

Total assets	$103,563	$135,599

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Book overdraft	$819	$2,528
Current portion of long term debt, net of discount of $1,267	115,656	—
Loan from parent	5,000	—
Accounts payable	3,748	4,171
Accrued liabilities	8,236	7,642

Total current liabilities	133,459	14,341
Long-term debt, net of discount of $1,417	—	125,583
Deferred income taxes	5,015	—
Post-retirement and pension benefit obligations	6,187	5,415

Total liabilities	144,661	145,339

Commitments and contingencies
Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Retained earnings	33,538	71,981
Accumulated other comprehensive loss	(157)	(342)
Loan to parent	(109,479)	(116,379)

Total stockholder’s deficit	(41,098)	(9,740)

Total liabilities and stockholder’s deficit	$103,563	$135,599

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net sales	$31,093	$35,178	$101,955	$116,162
Cost of goods sold	28,969	32,656	101,473	101,363

Gross profit	2,124	2,522	482	14,799
Selling, general and administrative expenses	4,153	896	10,632	5,463
Restructuring charge	250	—	250	—
Asset impairment charges	—	—	5,816	—

Operating income (loss)	(2,279)	1,626	(16,216)	9,336
Interest expense	4,076	3,978	10,716	10,386
Other income, net	(5)	(279)	(11)	(1,390)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(6,350)	(2,073)	(26,921)	340
Income tax expense (benefit)	(2,490)	(798)	6,796	130

Net income (loss) before cumulative effect of change in accounting principle	(3,860)	(1,275)	(33,717)	210
Cumulative effect of change in accounting principle	—	—	(4,726)	—

Net income (loss)	(3,860)	(1,275)	(38,443)	210
Other comprehensive income (loss) net of tax:
Cumulative effect of change in accounting principle	—	—	—	183
Change in fair value of cash flow hedge	51	(286)	157	(534)

Total comprehensive loss	$(3,809)	$(1,561)	$(38,286)	$(141)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Nine Months Ended September 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(38,443)	$210
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,371	6,237
Cumulative effect of change in accounting principle	4,726	—
Asset impairment charges	5,816	—
Amortization of intangible assets	966	1,295
Amortization of discount on notes	150	150
Deferred income taxes	12,010	(3,776)
Post-retirement and pension benefit obligations	772	751
Loss on disposal of equipment	48	172
Change in assets and liabilities:
Trade accounts receivable, net	(632)	12,064
Inventories	13,739	(10,440)
Current income tax refundable	(4,612)	—
Other current assets	(1,144)	(1,362)
Other assets	(87)	(176)
Accounts payable	700	(6,493)
Accrued liabilities	779	(8,255)

Net cash provided by (used in) operating activities	1,159	(9,623)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,536)	(12,628)
Proceeds from sale of equipment	587	70

Net cash used in investing activities	(949)	(12,558)

Cash flows from financing activities:
Book overdraft	(1,709)	1,463
Proceeds from revolver	38,700	65,000
Payments on revolver	(48,777)	(35,000)
Payment on term loan	—	(19,200)
Payment received on loan to parent	6,900	9,931
Proceeds from loan from parent	5,000	—

Net cash provided by financing activities	114	22,194

Net increase in cash	324	13
Cash at beginning of period	22	8

Cash at end of period	$346	$21

Supplemental disclosure of non-cash investing activities:
Property and equipment financed in accounts payable	$294	$2,673

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(12,152)	$(12,034)

Cash received during the period for income taxes	$547	$1,151

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. (“the Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2001 on file with the Securities and Exchange Commission in the 2001 Annual Report on Form 10-K.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”.

2.    Liquidity and Financial Condition

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate the Company’s continued existence as a going concern. The Company experienced a rapid deterioration of its liquidity and financial condition beginning in the second quarter of 2002 which continued into the third quarter of 2002 as a result of worsening industry and economic conditions that had an adverse effect on its ability to generate revenue and sufficient liquidity to fund its operations. The Company incurred net losses of approximately $3.9 million and $38.4 million for the three and nine months ended September 30, 2002 and had an $82.4 million working capital deficiency and a $41.1 million stockholder’s deficit as of September 30, 2002.

As discussed in Note 8, the Company violated certain of its financial and other covenants under its Senior Credit Facility for the quarter ended June 30, 2002 and was prohibited by its senior lenders under the terms of the Senior Credit Facility from making a required interest payment that was due to the holders of the Company’s senior subordinated notes on July 15, 2002.

On August 13, 2002, the Company and its senior lenders executed a forbearance agreement with respect to breaches of these financial covenants. As a result, the senior lenders rescinded their payment blockage notice prohibiting the Company from making the required interest payment on its senior subordinated notes due 2009 on July 15, 2002. Accordingly, on August 14, 2002, the Company made the interest payment on the notes that was previously required on July 15, 2002.

The Company’s continued existence is dependent upon several factors including its ability to generate sufficient operating cash flow, restructure its operations, secure additional and/or replacement financing to meet its working capital needs and comply with the provisions of its forbearance agreement such that the senior lenders will not demand immediate repayment of its outstanding debt under the Senior Credit Facility. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The economic downturn that began during 2001 caused most companies in the electronics industry (a significant market segment of the Company’s business) to re-evaluate their expectations with respect to how they believed they would perform through 2002. The Company did not immediately experience the effects of changing conditions in the economy or the electronics industry and believed that the downturn in the electronics industry (based on historically high levels of demand) was likely to be temporary. Accordingly, the Company maintained its normal levels of production through mid 2001 based on its belief that the economy would recover, demand would increase and that it would be largely unaffected by a decline in the electronics industry. During the second half of 2001, when management determined that the electronics industry would not improve during the remainder of the year, the Company engaged in an aggressive inventory and cost reduction program that has continued. Sales increased by $5.6 million to $36.3 million for the three months ended March 31, 2002 as compared to $30.7 million for the three months ended December 31, 2001. However, additional sales increases forecasted by the Company for the three months ended June 30, 2002 did not materialize and as a result increased production levels were not warranted. The Company’s sales decreased by $1.8 million to $34.5 million for the three months ended June 30, 2002 as compared to the three months ended March 31, 2002. The Company’s sales further decreased $3.4 million to $31.1 million for the three months ended September 30, 2002 as compared to the three months ended June 30, 2002. These factors have placed additional constraints on the Company’s financial condition and ability to fund ongoing operations.

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

As discussed further in Note 13, an affiliate of the Company, Advanced Glassfiber Yarns LLC (“AGY”), is also a major supplier and is experiencing financial difficulties that could result in the risk that obtaining raw materials from sources other than AGY would be more costly and could be disruptive to the Company’s business. The Company has not fully implemented contingency plans to secure alternative supplies of raw materials.

There can be no assurance that the Company will be successful in its efforts to restructure its operations or that a restructuring of its operations will actually improve its operating results or financial condition. There also can be no assurance that the Company will obtain any satisfactory terms, if at all, on the financing it needs to sustain its business operations or that it will be able to comply with the terms of its forbearance agreement with the senior lenders that will avoid an acceleration of debt outstanding under the Senior Credit Facility.

3.    Inventories

Inventories consist of the following:

	September 30, 2002	December 31, 2001
	(unaudited)
Supplies	$1,737	$2,001
Raw materials	1,980	2,591
Stock-in-process	3,547	5,507
Finished goods	18,034	28,938

	$25,298	$39,037

In accordance with its policy of stating its inventories at the lower of cost or market, the Company undertook an extensive re-evaluation of its inventory valuation estimates in response to current market conditions that caused the Company to have a build-up of excess and obsolete inventory as of June 30, 2002. The excess and obsolete inventory was identified based on an analysis of current and future demand as well as the Company’s plan to exit certain products. Accordingly, the Company increased its inventory reserve in the second quarter of 2002 by approximately $4.5 million, which is included in cost of goods sold on the accompanying consolidated statement of operations for the nine months ended September 30, 2002.

4.    Income Taxes and Deferred Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	September 30, 2002	December 31, 2001
	(unaudited)
Deferred tax assets:
Interest on loan to parent	$15,758	$14,635
Inventories	2,473	1,020
Accrued liabilities	1,431	1,643
Accounts receivable	191	154
Tax credits	630	630
Accrued retirement benefits	1,756	1,003
Other	379	—

	22,618	19,085
Valuation allowance	(17,003)	—

	5,615	19,085

Deferred tax liabilities:
Depreciation	(4,465)	(5,925)
Other	(1,150)	(1,150)

	(5,615)	(7,075)

Net deferred tax asset	$—	$12,010

Prior to the second quarter 2002, the Company recorded interest income earned under the terms of the loan agreement with Glass Holdings for tax purposes. The Company did not record this income for financial reporting purposes, which results in a deferred tax asset. Full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings’ receipt of dividends and other distributions from its two subsidiaries, the Company and AGY Holdings, which are currently restricted from paying dividends and other distributions under their various debt instruments. During the second quarter 2002, due to the poor operating performance and related liquidity constraints of the Company and AGY Holdings, the Company recorded a full valuation allowance against this and other deferred tax assets of approximately $17.0 million as it is more likely than not that their benefits will not be realized in the future.

A reconciliation of the difference between income taxes computed by applying the federal statutory rate and income tax expense in the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2002 is as follows:

Tax (benefit) at federal statutory rate	$(9,422)
State income taxes (benefit), net of federal benefit	(858)
Valuation allowance	17,003
Other	73

$6,796

5.    Property, Plant and Equipment, Net

Net property, plant and equipment consists of the following:

	September 30, 2002	December 31, 2001
	(unaudited)
Land	$3,155	$3,155
Buildings	42,215	42,195
Machinery and equipment	80,743	104,090

Gross property, plant and equipment	126,113	149,440
Less: accumulated depreciation	(76,390)	(87,285)

Net property, plant and equipment	$49,723	$62,155

The Company’s loss condition in the second quarter of 2002 required it to perform an analysis of long-lived assets to determine whether or not an impairment had occurred, which would require accounting recognition in accordance with generally accepted accounting principles. Accordingly, the Company undertook an analysis of its long-lived assets that it uses in its manufacturing operations at each of its plants and compared the net book value of those assets to the estimated undiscounted future cash flows associated with each of the applicable asset groups. As a result, the Company determined that an impairment of machinery and equipment used in its South Hill heavyweight fabrics manufacturing facility had occurred and recorded a $4.7 million write-down to reduce the carrying value of machinery and equipment to its estimated fair value based on prices for similar assets. This charge is recorded in asset impairment charges on the accompanying consolidated statement of operations for the nine months ended September 30, 2002. On August 1, 2002, the Company announced its decision to temporarily close the South Hill facility for at least six months. Any decision to reopen this facility will depend on market conditions in 2003.

During the second quarter of 2002, the Company committed to sell certain manufacturing equipment to an affiliate. The Company recorded a $1.0 million write-down to reduce the carrying value of these assets to their fair value of $0.5 million as determined by a third party appraisal. The sale was finalized in August 2002. The charge of $1.0 million associated with this write-down is included in asset impairment charges in the accompanying consolidated statement of operations. The $1.0 million charge associated with the sale of this equipment is based upon the difference between the net book value of the equipment of $1.5 million and the selling price of $0.5 million.

6.    Intangible Assets, net

Intangible assets consist of the following:

	September 30, 2002	December 31, 2001
	(unaudited)
Amortized intangible assets:
Debt issuance costs	$5,686	$5,073
Accumulated amortization	(3,097)	(1,832)

	2,589	3,241
Unamortized intangible assets:
Goodwill, net	—	4,726

Total intangible assets	$2,589	$7,967

In connection with the reduction of available borrowings under the Senior Credit Facility as provided for in the fourth amendment and forbearance agreement dated August 13, 2002, described more fully in Note 8, the Company wrote off $0.3 million of net debt issuance costs related to the Senior Credit Facility, in the three months ended September 30, 2002. These costs have been classified as interest expense. Also in connection with the forbearance agreement, the Company incurred $0.3 million of deferred financing fees. These fees are being amortized over the remaining term of the Senior Credit Facility.

Additionally, in connection with the forbearance agreement, the Company is committed to pay exit fees of $0.3 million by December 31, 2002 and $1.2 million by March 31, 2003, for a total of $1.5 million. However, such fees will be waived by the lender as of these respective dates if an event of default does not occur under the forbearance agreement and if the related debt has been paid in full by the Company. Approximately $0.3 million of these fees has been recognized in interest expense for the three months ended September 30, 2002, with the remaining balance to be expensed over the term of the forbearance agreement.

The Company had certain unamortized intangible assets as of December 31, 2001 with a gross carrying amount of $5.8 million less accumulated amortization of $1.1 million. Such intangible assets related to goodwill which originated with the acquisition of the Company by the Porcher Group in 1988.

The Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill on the same date. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company completed its transitional goodwill impairment test in the second quarter of 2002. In performing this test, the Company estimated the fair value of its business on a discounted cash flow basis. Based on this analysis, the Company determined that recorded goodwill exceeded its implied fair value and an impairment charge was recorded. Accordingly, the Company recorded a noncash charge of $4.7 million, which is recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations for the nine months ended September 30, 2002. There was no income tax benefit recognized for this charge. Net income for the three and nine months ended September 30, 2001, exclusive of amortization of goodwill, was $(1.2) million and $0.3 million, respectively.

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

	As Restated	As Previously Reported
Net sales	$36,343	$36,343
Cost of goods sold	35,822	35,822

Gross profit	521	521
Selling, general and administrative expenses	1,343	1,343

Operating loss	(822)	(822)
Interest expense	3,333	3,333

Loss before income taxes	(4,155)	(4,155)
Income tax benefit	1,616	1,616

Loss before cumulative effect of change in accounting policy	(2,539)	(2,539)
Cumulative effect of change in accounting policy	(4,726)	—

Net loss	$(7,265)	$(2,539)

7.    Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2002	December 31, 2001
	(unaudited)
Payroll	$719	$163
Environmental	2,783	434
Interest	2,203	4,836
Restructuring	420	467
Medical benefits	650	921
Other	1,461	821

	$8,236	$7,642

Restructuring.    In 2001, the Company approved a restructuring plan that resulted in the reduction of the Company’s salary and wage workforce by approximately 25%. As a result of the restructuring, the Company incurred charges during the third quarter of 2001 of $0.5 million. The charges incurred were costs for salaried employee severance. Such payments are being made through the end of 2002. Cash payments applied against the reserve in 2001 were approximately $35,000.

In August 2002, the Company announced the closure of its South Hill heavyweight fabrics facility, which became effective on October 1, 2002. This resulted in a reduction of the Company’s salary and wage workforce by approximately 10%. Charges of $0.2 million related to severance payments to these employees were accrued during the third quarter of 2002. Cash payments applied against the reserve were approximately $38,000 and $0.3 million during the three and nine months ended September 30, 2002, respectively.

Environmental.    A September 1998 environmental site assessment discovered reportable quantities of polychlorinated biphenyls (“PCBS”) in soil at the Altavista plant in and around the former site of a heat transfer oil tank that the previous owner of the facility had removed in 1986, before the Company’s 1988 acquisition by the Porcher Group. The Company immediately reported the contamination to United States Environmental Protection Agency EPA and the Virginia Department of Environmental Quality (“VDEQ”).

The Company worked with the EPA and VDEQ to establish a sampling protocol. The assessment revealed that the plant was contaminated with PCBs inside in several rooms, outside in the soil, on the roof, in the sanitary and storm sewers, and in the creeks to which the storm sewers drain. The Company has also been informed that PCBs may have migrated their way into the city’s water treatment plant. A Site Characterization report was submitted to the EPA in April 2001. The EPA responded to that report in May 2002 with a request for additional assessment. The Company responded to the EPA’s request in late June 2002 and proposed actions consistent with EPA’s request. In light of these recent developments, the Company recorded an additional reserve of $2.0 million during the three months ended June 30, 2002, which reflects the estimated remediation costs for the Altavista plant as obtained from an environmental specialist. However, such remediation costs are subject to approval of a remediation plan by the EPA which has not been obtained at this time. The Company also has contamination issues at its Cheraw facility. The estimated loss due to this contamination is $0.4 million, which is also reflected in the reserve.

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

8.    Debt

Debt consists of the following:

	September 30, 2002	December 31, 2001
	(unaudited)
Senior Credit Facility:
Revolving Credit Facility	$16,923	$27,000
Senior Subordinated Notes, net of unamortized discount	98,733	98,583

	$115,656	$125,583

As of June 30, 2002, the Company was in violation of certain financial and other covenants under the Senior Credit Facility. On July 10, 2002, the Company received a default notice from its senior lenders as a result of its failure to comply with certain covenants as required by the Senior Credit Facility. Further, as permitted under the terms of the Senior Credit Facility, the lenders issued a payment blockage notice prohibiting the Company from making a required interest payment on its Senior Subordinated Notes on July 15, 2002.

On August 13, 2002, the Company and its senior lenders executed a forbearance agreement with respect to breaches of these financial covenants. As a result, the senior lenders rescinded their payment blockage notice that prohibited the Company from making the required interest payment on its senior subordinated notes due 2009 on July 15, 2002. Accordingly, on August 14, 2002, the Company made the interest payment on the notes that was previously required on July 15, 2002, which was within the thirty-day grace period provided for in the indenture covering the Senior Subordinated Notes.

The forbearance agreement expires on March 31, 2003. This agreement and amendment to the Senior Credit Facility provides for the following: (1) does not require compliance with a certain interest coverage ratio until the quarter ended March 31, 2003, (2) a lower required level of consolidated net worth beginning with the quarter ended September 30, 2002, (3) available funding of up to approximately $24.0 million, in total, under the revolver, term loan, swingline, and letter of credit portions of the facility, (4) a requirement to reduce the aggregate level of outstanding commitments by $1.5 million per month beginning August 31, 2002 and $2.0 million per month, after the term loan has been reduced to zero, thereafter, (5) borrowing rates based on leverage ratio, and (6) an exit fee to be paid to the lenders, $0.3 million by December 31, 2002 and $1.2 million by March 31, 2003 for a total of $1.5 million, which will be waived by the lenders if an event of default has not occurred and the principal balance has been permanently reduced in full within these respective time periods. This exit fee will be recognized ratably over the term of the forbearance agreement. Approximately $0.3 million has been recognized in interest expense for the period ended September 30, 2002.

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

The Company anticipates pursuing replacement financing prior to the expiration of the forbearance agreement. The Company is implementing an asset utilization plan focused on inventory reduction and the sale and leaseback of certain assets that would result in sizable reductions of the outstanding balance under the Senior Credit Facility. Such a reduction would allow for a refinancing under an asset-based lending structure before the end of the forbearance period. However, there can be no assurance that the Company will find the financing it needs on satisfactory terms to sustain its business operations, if at all, or that it will be able to comply with the terms of its forbearance agreement with the lenders that will avoid an acceleration of debt outstanding under the Senior Credit Facility.

The fair value of the Senior Subordinated Notes as of November 11, 2002 and September 30, 2002 was approximately $47.5 million and $50.0 million, respectively.

During the second quarter of 2002, the Company recorded charges of $0.5 million associated with the pursuit of an asset based lending arrangement that was not consummated.

In addition, during the second quarter of 2002, the Company paid $0.4 million to terminate its interest rate swap agreement. The amount remaining in other comprehensive income (loss) will be recognized in earnings over the remaining life of the underlying debt.

On August 13, 2002, the Company received $5.0 million from Glass Holdings under a loan agreement whereby the loan is payable on demand at anytime after June 30, 2003. Interest on the loan is at 3.25% and is payable quarterly in arrears beginning December 2002 or may be added to the principal amount of the loan.

9.    Employee Benefits

A significant number of terminated employees covered by the Company’s qualified defined benefit pension plan elected to receive payments in the form of a lump sum distribution. These lump-sum distributions exceeded the annual plan service cost which required the recognition of a settlement charge of approximately $1.0 million, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 88, “Employers’ Accounting for Settlement and Curtailment of Defined Benefit Plans and for Termination Benefits”. Of the $1.0 million charge, $0.6 million was recorded in cost of goods sold and $0.4 million was recorded in selling, general and administrative expenses in the third quarter of 2002.

10.    Segment Information

The Company operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. The Company’s principal market is the United States. Net sales information by geographic area is presented below, with sales based on the location of the customer. The Company does not have any long-lived assets outside the United States.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2002	2001	2002	2001
	(unaudited)
United States	$29,736	$34,276	$97,336	$111,218
Foreign	1,357	902	4,619	4,944

	$31,093	$35,178	$101,955	$116,162

11.    Commitments and Contingencies

As discussed in Note 7, the Company has environmental exposures associated with two of its manufacturing facilities.

From time to time, the Company is involved in various other legal proceedings and environmental matters arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact of the Company’s financial position or results of operations.

12.    Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13”. This Statement modifies or amends several other authoritative pronouncements, including those covering gains and losses from extinguishment of debt. Management is currently evaluating the effects of this Statement.

In June, 2002, the FASB issued Statement No. 146, “Accounting for Exit and Disposal Activities”, which is required to be adopted for disposal activities initiated after December 31, 2002. Management is currently evaluating the effects of this Statement.

13.    Related Party Transactions

An affiliate of the Company, AGY, is also a major supplier. AGY is experiencing financial difficulties and has defaulted on both its senior credit facility and senior subordinated notes and is currently operating under a forbearance agreement with its senior lenders. AGY is in negotiations with its senior lenders to restructure its debt and obtain favorable amendments to its senior credit facility. However, there can be no assurance that AGY will obtain necessary amendments or will otherwise be able to refinance its debt on favorable terms, if at all. This situation could potentially have a negative short-term effect on the Company’s raw materials supply.

During the second quarter 2002, the Company’s parent, Glass Holdings, received a $6.9 million income tax refund related to the filing of the 2001 consolidated return. On August 13, 2002, this amount was remitted to the Company, which reduced the loan receivable from Glass Holdings.

On August 13, 2002, the Company received $5.0 million from Glass Holdings under a loan agreement whereby the loan is payable on demand at anytime after June 30, 2003. Interest on the loan is at 3.25% and is payable quarterly in arrears beginning December 2002 or may be added to the principal amount of the loan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward looking statements as a result of certain factors set forth in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption “Disclosure Regarding Forward Looking Statements.” You are encouraged to read this statement carefully.

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

The economic downturn that began during 2001 caused most companies in the electronics industry (a significant market segment of our business) to re-evaluate their expectations with respect to how they believed they would perform through 2002. We did not immediately experience the effects of changing conditions in the economy or the electronics industry and believed that the downturn in the electronics industry (based on historically high levels of demand) was likely to be temporary. Accordingly, we proceeded to maintain our normal levels of production through mid 2001 based on our belief that the economy would recover, demand would increase and that we would be largely unaffected by a decline in the electronics industry. During the second half of 2001, when management determined that the electronics industry would not improve during the remainder of the year, we engaged in an aggressive inventory and cost reduction program that has continued. Sales of electronics fabrics increased by $2.1 million or 22.3% for the three months ended March 31, 2002 as compared to the three months ended December 31, 2001. However, additional electronic sales increases forecasted for the three months ended June 30, 2002 did not materialize. Electronic sales decreased by $2.1 million, or 18.1% for the three months ended June 30, 2002 as compared to the three months ended March 31, 2002. Electronic sales further decreased $1.1 million or 11.1% for the three months ended September 30, 2002 as compared to the three months ended June 30, 2002.

Recent conditions in the aerospace industry, which is a large component of our composite fabrics market, have negatively impacted sales of our composite fabrics. We believe that the airline industry may continue to experience losses through 2002 and into 2003. Accordingly, airlines are seeking to conserve cash by deferring or canceling aircraft purchases. As with the electronics industry, we did not immediately experience the effects of these changing conditions and believed this downturn to be temporary. Sales of composite fabrics increased $1.6 million, or 16.5%, for the three months ended March 31, 2002 as compared to December 31, 2001. Sales in this market remained flat from the first quarter 2002 through the second quarter 2002. However, composite fabric sales decreased $1.7 million, or 14.5%, for the three months ended September 30, 2002 as compared to June 30, 2002. At this time, we expect the composite market to continue to decline through the first quarter of 2003.

On July 10, 2002, we received notice from Wachovia Bank National Association, as agent for the lenders under the credit agreement dated September 30, 1998 (the “Senior Credit Facility”), that, as a result of our failure to maintain the minimum interest coverage and senior leverage ratios required under the credit agreement, we were in default of the Senior Credit Facility. Further, as permitted under the terms of the Senior Credit Facility, the lenders issued a payment blockage notice which prohibited us from making a required interest payment on our 10 1/4% Series B Senior Subordinated Notes due 2009 (the “Senior Subordinated Notes”) on July 15, 2002. As a result, we were restricted from making the required interest payment to the holders of the Senior Subordinated Notes.

On August 13, 2002, we and our senior lenders executed a forbearance agreement with respect to breaches of these financial covenants and, accordingly, on August 14, 2002, we made the interest payment on the Senior Subordinated Notes that was previously required on July 15, 2002. See “Liquidity and Capital Resources” for more information.

We are continuing to operate the business based on our belief that current economic conditions and the decline in the electronics industry, which had an adverse affect on our operations, is temporary. Accordingly, we have taken certain steps to restructure our operations aimed at strengthening the business including, but not limited to, (i) maintaining an aggressive cost cutting program, (ii) announcing the closure of our South Hill heavy weight fabrics facility and plans to consolidate such operations into our newly constructed South Hill multilayer facility to reduce excess capacity and (iii) engaging the crisis management consulting firm of Realization Services, Inc. to assist in formulating and implementing a plan to restructure operations and explore other strategic alternatives including a possible capital restructuring. The plan is essentially focused on maximizing our asset utilization, reducing inventory levels and costs, and pursuing a sale/leaseback of certain real property.

For the three months ended September 30, 2002, we reduced inventories by $5.7 million and reduced outstanding debt under our Senior Credit Facility by $13.0 million. For the nine months ended September 30, 2002, we reduced inventories by $13.5 million and outstanding debt under our Senior Credit Facility by $9.9 million. We are currently in the process of reviewing sale/leaseback options on some of our real estate.

There can be no assurance that we will be successful in our efforts to restructure our operations or that a restructuring of our operations will actually improve our operating results or financial condition. There also can be no assurance that we will obtain on satisfactory terms, if at all, the financing we need to sustain our business operations or that we will be able to comply with the term of the forbearance agreement with the senior lenders that will avoid an acceleration of debt outstanding under our Senior Credit Facility. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect our more complex judgments and estimates are described in the our Annual Report on Form 10-K for the year ended December 31, 2001.

Significant charges recorded in the third quarter of 2002 include:

Restructuring Charge.    In August 2002, we announced the closure of our South Hill heavyweight fabrics facility as of October 1, 2002. As a result of this restructuring, we recorded charges of $0.2 million related to severance payments to the employees at this location. These payments were made in October 2002. Cash payments applied against the reserve were approximately $0.3 million during the nine months ended September 30, 2002.

Employee Benefits.    During 2002, a significant number of terminated employees covered by our qualified defined benefit pension plan elected to receive their payments in the form of a lump-sum distribution. These lump-sum distributions exceeded the annual plan service cost which required the recognition of a settlement charge of approximately $1.0 million, in accordance with Financial Accounting Standard No. 88, “Employers’ Accounting for Settlement and Curtailment of Defined Benefit Plans and/or Termination Benefits”. Of the total $1.0 million charge, $0.6 million was recorded in cost of goods sold and $0.4 million was recorded in selling, general and administrative expenses in the third quarter of 2002.

Debt Issuance Costs.    In connection with the reduction of available borrowings under the Senior Credit Facility as provided for in the forbearance agreement dated August 13, 2002, we wrote off $0.3 million of net debt issuance costs related to the Senior Credit Facility, in the three months ended September 30, 2002 and expensed an additional $0.3 million related to an exit fee commitment with the lender. These costs have been classified as interest expense. Also in connection with the forbearance agreement, we paid $0.3 million of deferred financing fees. These fees are recorded as intangible assets and are being amortized to interest expense over the remaining term of the debt agreement.

Environmental Issues

In the course of a September 1998 environmental site assessment, we discovered reportable quantities of polychlorinated biphenyls (“PCBs”) in soil at the Altavista facility in and around the former site of a heat transfer oil tank that the previous owner of the facility had removed in 1986, before BGF’s 1988 acquisition. We immediately reported the contamination to the EPA and the Virginia Department of Environmental Quality (“VDEQ”).

We worked with the EPA and VDEQ to establish a sampling protocol. The assessment revealed that the plant was contaminated with PCBs inside in several rooms, outside in the soil, on the roof, in the sanitary and storm sewers, and in the creeks to which the storm sewers drain. We have also been informed that PCBs may have migrated their way into the city’s water treatment plant. A Site Characterization report was submitted to the EPA in April 2001. The EPA responded to that report in May 2002 with a request for additional assessment. We responded to the EPA’s request in late June 2002 and proposed actions consistent with EPA’s request. In light of these recent developments, we recorded an additional reserve of $2.0 million in the second quarter of 2002, which reflects the estimated remediation costs for the Altavista facility as obtained from an environmental specialist. However, such remediation costs are subject to approval of a remediation plan by the EPA, which has not been obtained at this time. We also have contamination issues at our Cheraw facility. The estimated loss due to this contamination is $0.4 million, which is also reflected in the reserve.

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

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	93.2%	92.8%	99.5%	87.3%

Gross profit	6.8%	7.2%	0.5%	12.7%
Selling, general and administrative expenses	13.4%	2.5%	10.4%	4.7%
Restructuring charge	0.8%	—	0.2%	—
Asset impairment charges	—	—	5.7%	—

Operating income (loss)	(7.4)%	4.7%	(15.9)%	8.0%
Interest expense	13.1%	11.3%	10.5%	8.9%
Other (income), net	—	(0.7)%	—	(1.2)%

Income (loss) before income taxes and cumulative effect of change in accounting principle	(20.4)%	(5.9)%	(26.4)%	0.3%
Income tax expense (benefit)	(8.0)%	(2.3)%	6.7%	0.1%
Cumulative effect of change in accounting principle	—	—	(4.6)%	—

Net income (loss)	(12.4)%	(3.6)%	(37.7)%	0.2%

EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. EBITDA is calculated as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net income (loss)	$(3,860)	$(1,275)	$(38,443)	$210
Depreciation and amortization	1,869	2,135	11,097	6,372
Interest	4,076	3,978	10,716	10,386
Taxes	(2,490)	(798)	6,796	130
Asset impairment charge	—	—	5,816	—
Employee benefit settlement charge	1,000	—	1,000	—

EBITDA	$595	$4,040	$(3,018)	$17,098

EBITDA for the quarter ended September 30, 2002 decreased $3.4 million to $0.6 million from $4.0 million for the quarter ended September 30, 2001, and for the nine months ended September 30, 2002 decreased $20.1 million to $(3.0) million from $17.1 million for the nine months ended September 30, 2001.

We believe that EBITDA is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. Not every company calculates EBITDA in exactly the same fashion. As a result, EBITDA as presented above may not necessarily be comparable to similarly titled measures of other companies.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Sales.    Net sales decreased $4.1 million, or 11.6%, to $31.1 million in the three months ended September 30, 2002, from $35.2 million in the three months ended September 30, 2001. This decrease was primarily due to lower sales of electronics fabrics used in multi-layer and rigid printed circuit boards which decreased $1.8 million, or 15.7%, lower sales of glass, carbon and aramid fibers used in various composite materials which decreased $3.0 million, or 23.1%, and lower sales of commercial products which decreased $0.9 million, or 25.7%, during the third quarter of 2002 as compared to the third quarter of 2001. These decreases were partially offset by an increase in sales of filtration fabrics of $1.3 million, or 34.9%, over the comparable period in 2001. The decrease in sales of electronics fabrics was primarily a result of a continued downturn in the electronics industry that began in the first quarter of 2001. In addition, the decrease in capital spending in the information technology and telecommunications industries had led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers. The decrease in sales of commercial products was due to a decrease in demand for these products. The decrease in sales of glass, carbon and aramid fibers was primarily the result of a decrease in the aerospace markets. The increase in sales of filtration fabrics was due to an increase in demand for replacement filtration bags.

Gross Profit Margins.    Gross profit margins decreased to 6.8% in the three months ended September 30, 2002, from 7.2% in the three months ended September 30, 2001, due primarily to lower capacity utilization and selling price reductions, as well as a settlement charge for the retirement plan of $1.0 million, of which $0.6 million was allocated to cost of goods sold.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $3.3 million to $4.2 million in the three months ended September 30, 2002, from $0.9 million in the three months ended September 30, 2001. This was primarily due to an increase in legal and professional fees of $2.5 million associated with negotiating the forbearance agreement and restructuring operations, and a settlement charge for the retirement plan of $1.0 million, of which $0.4 million was allocated to selling, general and administrative expenses.

Restructuring Charge.    We accrued a restructuring charge of $0.2 million related to severance payments to the employees of our South Hill heavyweight fabrics facility during 2002.

Operating Income (Loss).    As a result of the aforementioned factors, operating income (loss) decreased $3.9 million to $(2.3) million, or (7.4)% of net sales, in the three months ended September 30, 2002, from $1.6 million, or 4.7% of net sales, in the three months ended September 30, 2001.

Interest Expense.    Interest expense increased $0.1 million to $4.1 million, or 13.1% of net sales, in the three months ended September 30, 2002 from $4.0 million, or 11.3% of net sales, in the three months ended September 30, 2001, due to a decrease in outstanding borrowings, offset by a write-off of $0.3 million of debt issuance costs relating to our Senior Credit Facility, an additional $0.3 million recognized on our exit fee commitment to our lenders, and an increase in amortization of debt issuance costs.

Other Income, Net.    Other income decreased $0.3 million to income of $0.0 million in the three months ended September 30, 2002 from income of $0.3 million in the three months ended September 30, 2001, as a result of a decrease in interest income.

Income Tax Expense (Benefit).    The effective tax rates in the three months ended September 30, 2002 and 2001 were 39.2% and 38.5%, respectively. The rate increase is primarily the result of recording a valuation allowance on certain deferred tax assets in 2002.

Net Income (Loss).    As a result of the aforementioned factors, our net loss increased $2.6 million to a net loss of $3.9 million in the three months ended September 30 2002, from a net loss of $1.3 in the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales.    Net sales decreased $14.2 million, or 12.2%, to $102.0 million in the nine months ended September 30, 2002, from $116.2 million in the nine months ended September 30, 2001. This decrease was primarily due to lower sales of glass, carbon and aramid fibers used in various composite materials which decreased $7.4 million, or18.5%, during the nine months ended September 30, 2002, as compared to the same period in 2001 and lower sales of electronics fabrics used in multi-layer and rigid printed circuit boards which decreased $10.6 million, or 25.0% for the same period. Sales of filtration fabrics increased $3.2 million, or 22.9%, over the comparable period in 2001. The decrease in sales of electronics fabrics was primarily the result of a continued downturn in the electronics industry that began during the first quarter of 2001. In addition, the decrease in capital spending in the information technology and telecommunications industries has led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers. The increase in sales of filtration fabrics was due to an increase in demand for replacement filtration bags.

Gross Profit Margins.    Gross profit margins decreased to 0.5% in the nine months ended September 30, 2002 from 12.7% in the nine months ended September 30, 2001, due primarily to charges to cost of goods sold for additional inventory reserves of $4.5 million as well as shifts in product mix and lower sales and production volumes resulting in less absorption of fixed costs. We also recorded a settlement charge for the retirement plan of $1.0 million, of which $0.6 million was allocated to cost of goods sold.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $5.1 million, or 94.6%, to $10.6 million in the nine months ended September 30, 2002 from $5.5 million in the nine months ended September 30, 2001. This was primarily due to an increase of $2.0 million in the environmental reserve for estimated remediation costs at our Altavista, Virginia facility, an increase in legal and professional fees of $4.0 million associated with the pursuit of an asset based lending arrangement that was not consummated and fees associated with negotiating the forbearance agreement and restructuring operations, a settlement charge for the retirement plan of $1.0 million, of which $0.4 million was allocated to selling, general and administrative expenses, and a charge of $0.5 million related to severance costs. These increases were partially offset by decreased accruals for profit sharing, bonuses, management fees and sales commissions.

Restructuring Charge.    As previously discussed, we accrued a restructuring charge of $0.2 million related to severance payments to the employees of our South Hill heavyweight fabrics facility.

Asset impairment charges.    During the nine months ended September 30, 2002, we recorded a $1.0 million impairment charge on the sale of equipment to an affiliate and a $4.8 million impairment charge on machinery and equipment at our South Hill heavyweight fabric manufacturing plant.

Operating Income (Loss).    As a result of the aforementioned factors, operating income (loss) decreased $25.5 million to $(16.2) million, or (15.9)% of net sales, in the nine months ended September 30, 2002, from $9.3 million, or 8.0% of net sales, in the nine months ended September 30, 2001.

Interest Expense.    Interest expense increased $0.3 million to $10.7 million, or 10.5% of net sales, in the nine months ended September 30, 2002, from $10.4 million, or 8.9% of net sales, in the nine months ended September 30, 2001, due to a decrease in average borrowings, offset by a write-off of $0.3 million of debt issuance costs relating to our Senior Credit Facility, an additional $0.3 million recognized on our exit fee commitment to our lenders, and an increase in amortization of debt issuance costs.

Other Income, Net.    Other income decreased $1.4 million in the nine months ended September 30, 2002 from income of $1.4 million in the nine months ended September 30, 2001. During June 2001, we received payments from Glass Holdings totaling $9.7 million on the loan to Glass Holdings. BGF and Glass Holdings have agreed that any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest. Accordingly, we reflected $8.7 million of the cash payment received as a reduction of principal and $1.0 million was recognized as interest income in the second quarter of 2001.

Income Tax Expense.    The effective tax rates for the nine months ended September 30, 2002 and 2001 were (25.2)% and 38.2%, respectively. The rate change is primarily the result of recording a valuation allowance on certain deferred tax assets in 2002.

Cumulative Effect of Change in Accounting Principle.    We adopted SFAS No. 142 effective January 1, 2002 and recorded a noncash charge of $4.7 million for impairment of goodwill.

Net Income (Loss).    As a result of the aforementioned factors, net income decreased $38.6 million to $(38.4) million in the nine months ended September 30, 2002, from $0.2 million in the nine months ended September 30, 2001.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our Senior Credit Facility. Our future need for liquidity will arise primarily from interest payments on our 10¼% Series B Senior Subordinated Notes due 2009, principal and interest payments on the Senior Credit Facility, and the funding of our capital expenditures and working capital requirements. There are no mandatory payments of principal on our notes scheduled prior to their maturity.

As previously discussed, we experienced a rapid deterioration in liquidity and financial condition beginning in the second quarter of 2002 which has continued into the third quarter of 2002, as a result of worsening industry and economic conditions that had a material adverse affect on our ability to generate revenue and sufficient liquidity to fund our operations. We incurred a net loss of approximately $38.4 million for the nine months ended September 30, 2002, and have a $82.4 million working capital deficiency and a $41.1 million stockholder’s deficit as of September 30, 2002.

As of June 30, 2002, we were in violation of certain financial covenants under the Senior Credit Facility. On July 10, 2002 we received a default notice from our senior lenders that we were in default of the Senior Credit Facility as a result of our failure to maintain the minimum interest coverage and senior leverage ratios required under the Senior Credit Facility. Further, as permitted under the terms of the Senior Credit Facility, the lenders issued a payment blockage notice that prohibited us from making a required interest payment on our Senior Subordinated Notes on July 15, 2002.

On August 13, 2002, we and our senior lenders executed a forbearance agreement with respect to breaches of these financial covenants. As a result, the senior lenders rescinded the payment blockage notice. Accordingly, on August 14, 2002, we made the interest payment on the notes that was previously required on July 15, 2002, which was within the thirty-day grace period provided for in the indenture covering the Senior Subordinated Notes.

The forbearance agreement expires on March 31, 2003. This agreement and amendment to the Senior Credit Facility provides for the following: (1) does not require compliance with a certain interest coverage ratio until the quarter ended March 31, 2003, (2) a lower required level of consolidated net worth beginning with the quarter ended September 30, 2002, (3) available funding of up to approximately $24.0 million, in total, under the revolver, term loan, swingline, and letter of credit portions of the facility, (4) a requirement to reduce the aggregate level of outstanding commitments by $1.5 million per month beginning August 31, 2002 and $2.0 million per month, after the term loan has been reduced to zero, thereafter, (5) borrowing rates based on leverage ratio, and (6) an exit fee to be paid to the lenders, $0.3 million by December 31, 2002 and $1.2 million by March 31, 2003 for a total of $1.5 million which will be waived by the lenders if an event of default has not occurred and the principal balance has been permanently reduced in full within these respective time periods. This exit fee will be recognized ratably over the term of the forbearance agreement. Approximately $0.3 million has been recognized in interest expense for the period ended September 30, 2002.

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

We anticipate pursuing replacement financing prior to the expiration of the forbearance agreement. We are implementing an asset utilization plan focused on inventory reduction and the sale and leaseback of certain assets that would result in sizable reductions of the outstanding balance under the Senior Credit Facility. From June 30, 2002 to September 30, 2002 we have reduced inventories by $5.5 million and have reduced our outstanding debt under our Senior Credit Facility by $13.1 million. Continued reductions would allow for a refinancing under an asset-based lending structure before the end of the forbearance period. However, there can be no assurance that we will find the financing on satisfactory terms, if at all, to sustain the business or that we will be able to comply with the terms of our forbearance agreement with the lenders that would otherwise avoid an acceleration of debt outstanding under the senior credit facility.

One of our affiliates, Advanced Glassfiber Yarns LLC (“AGY”), is also a major supplier. AGY is experiencing financial difficulties which could result in the risk that obtaining raw materials from sources other than AGY would be more costly and could be disruptive to our business. AGY has defaulted on both its senior credit facility and senior subordinated notes and is currently operating under a forbearance agreement with its senior lender. AGY is in negotiations with its senior lenders to restructure its debt and obtain favorable amendments to its senior credit facility. However, there can be no assurance that AGY will obtain necessary amendments or will otherwise be able to refinance its debt on favorable terms, if at all. This situation could potentially have a negative short-term effect on the Company’s raw material supply.

The fair value of the Senior Subordinated Notes as of November 11, 2002 and September 30, 2002 was approximately

$47.5 million and $50.0 million, respectively.

During the second quarter 2002, our parent, Glass Holdings, received a $6.9 million income tax refund related to the filing of the 2001 consolidated return. On August 13, 2002, this amount was remitted to us, which reduced our loan receivable from Glass Holdings. The entire amount of the refund was applied to the principal due to the financial condition of Glass Holdings.

On August 13, 2002, we received $5.0 million from Glass Holdings under a loan agreement whereby the loan matures on or before June 30, 2003. Interest on the loan is at 3.25% and is payable quarterly in arrears beginning December 2002 or may be added to the principal amount of the loan.

Net Cash Provided by (Used in) Operating Activities.    Net cash provided by operating activities for the nine months ended September 30, 2002 was $1.2 million, compared with $(9.6) million in the nine months ended September 30, 2001, and was primarily the result of a net loss of $38.4 million, adjusted for non-cash changes to net income for depreciation and amortization of $11.4 million, deferred income taxes of $12.0 million and, asset impairment of $5.8 million. In addition, changes in assets and liabilities affecting cash flows from operations included a decrease in inventory of $13.7 million, an increase in accounts payable and accrued expenses of $1.5 million and an increase in trade accounts receivable and other current assets of $(1.7) million.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2002 and was the result of purchases of property, plant and equipment of $1.5 million and cash proceeds primarily from the sale of looms to an affiliate of $0.6 million. We currently expect our capital expenditures during 2002 to be approximately $2.0 million.

Net Cash Provided by Financing Activities.    Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2002 and was primarily the result of a decrease in the book overdraft of $1.7 million, proceeds from the Senior Credit Facility of $38.7 million, and payments on the Senior Credit Facility of $48.8 million, receipt of $6.9 million on these payments of a loan to our parent, and a loan from our parent of $5.0 million.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13”. This Statement modifies or amends several other authoritative pronouncements, including those covering gains and losses from extinguishment of debt. Management is currently evaluating the effects of this Statement.

In June, 2002, the FASB issued Statement No. 146, “Accounting for Exit and Disposal Activities”, which is required to be adopted for disposal activities initiated after December 31, 2002. Management is currently evaluating the effects of this Statement.

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

•	whether or not we are able to service or refinance our Senior Credit Facility;

•	whether or not we are able to make the next interest payment on our Senior Subordinated Notes;

•	whether or not our cash flows from operations are sufficient to meet ongoing operations;

•
the impact of Owens Corning’s unpredictable bankruptcy proceeding on the ongoing operations of Advanced Glassfiber Yarns, an affiliate experiencing financial difficulties and a major supplier, which could result in the risk that obtaining raw materials from sources other than Advanced Glassfiber Yarns would be more costly;

•	our significant level of indebtedness and limitations on our ability to incur additional debt;

•	our dependence upon some of our suppliers to provide us with materials and services;

•	downturns in the electronics industry and the movement of electronics industry production outside of North America;

•	the effect of highly competitive markets and recent competition from Asia for heavyweight glass fiber fabrics;

•	our concentrated customer base and the competitive nature of our markets;

•	a disruption of production at one of our facilities;

•	an easing of import restrictions and duties with respect to glass fiber fabrics;

•	whether or not we are able to comply with environmental and safety and health laws and requirements;

•	whether or not we are able to address technological advances in the markets we serve;

•	changes in economic conditions generally; and

•	whether or not we are able to satisfy the covenants and other provisions under our various financial instruments including the forbearance agreement.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosure Regarding Forward-Looking Statements.”

Our senior credit facility is subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility. The senior credit facility bears interest based on LIBOR. Our risk management strategy is to use derivative financial instruments, such as swaps, to hedge interest rate exposures. However, we currently do not have any outstanding interest rate hedge contracts. We do not enter into derivatives for trading or speculative purposes.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed within 90 days of the filing of this report, our president and chief financial officer believe that our disclosure controls are effective. There have been no significant changes in our internal controls or in any other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1	Forbearance Agreement, dated as of August 13, 2002, among BGF and its lenders (incorporated herein by reference from BGF’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002)
99.1	Statement of Chief Executive Officer of BGF Industries, Inc.
99.2	Statement of Chief Financial Officer of BGF Industries, Inc.

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

BGF INDUSTRIES, INC.

/s/ PHILIPPE R. DORIER
Philippe R. Dorier Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JAMES R. HENDERSON
James R. Henderson President
Date:    November 14, 2002

CERTIFICATIONS

Form of Certification of Sarbanes-Oxley Section 302(a) Certification

I, James R. Henderson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BGF Industries, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ JAMES R. HENDERSON
James R. Henderson President

Form of Certification of Sarbanes-Oxley Section 302(a) Certification

I, Philippe R. Dorier, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BGF Industries, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ PHILIPPE R. DORIER
Philippe R. Dorier Chief Financial Officer