Form 10-K
period 2002-12-31
BGF INDUSTRIES INC
filed 2003-03-28
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 333-72321

BGF Industries, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	2221	56-1600845
(State of incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

3802 Robert Porcher Way, Greensboro, North Carolina		27410
(Address of registrants’ principal executive office)		(Zip Code)

(336) 545-0011
(Registrants’ telephone number, including area code)

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☐	No	☒

There is no established trading market for the Common Stock of the registrant.  All shares of Common Stock are held by an affiliate of the registrant at March 28, 2003.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of March 28, 2003.

BGF INDUSTRIES, INC.
ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

•

the impact of Advanced Glassfiber Yarns’ (“AGY”) unpredictable bankruptcy proceeding on our ongoing operations and the resultant risk that obtaining raw materials from sources other than AGY would be more costly;

•	our significant level of indebtedness and limitations on our ability to incur additional debt;
•	our dependence upon some of our suppliers to provide us with materials and services;
•	a downturn in the electronics industry and the movement of electronics industry production outside of North America;
•	the effect of highly competitive markets and recent competition from Asia for heavyweight glass fiber fabrics;
•	our concentrated customer base and the competitive nature of our markets;
•	a disruption of production at one of our facilities;
•	an easing of import restrictions and duties with respect to glass fiber fabrics;
•	whether or not we are able to comply with environmental and safety and health laws and requirements;
•	whether or not we are able to address technological advances in the markets we serve;
•	changes in economic conditions generally; and
•	whether or not we are able to satisfy the covenants and other provisions under our various financial instruments.

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

BGF is a Delaware corporation.  Our headquarters are located at 3802 Robert Porcher Way, Greensboro, North Carolina  27410, and our telephone number is (336) 545-0011.  Our website address is http://www.bgf.com.

Limited Number of Domestic Producers. We are one of a limited number of major domestic manufacturers of glass fiber fabrics. Our major competitors in the global glass fabric weaving industry are Hexcel-Schwebel, Nitto Boseki (Japan), Nan Ya Plastics (Taiwan) and Taiwan Glass (Taiwan). We and Hexcel-Schwebel are the primary manufacturers based in the United States.  Although direct imports of glass fiber fabrics into the U.S. have been limited, increasing imports of laminates and rigid printed circuit boards from Asia have been impacting demand for domestically produced heavyweight glass fiber fabrics used in rigid printed circuit boards.

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

Diversified Markets and Uses. The unique characteristics of our fabrics make them critical components in a variety of products manufactured for sale in the electronics, composites, filtration, commercial, insulation and construction markets. Within each of these markets, our fabrics have a variety of applications, including:

•	Printed circuit boards
•	Helicopter blades
•	Telecommunications equipment
•	Reinforced concrete
•	Filtration bags
•	Roofing materials
•	Heat shields

•	Wall coverings
•	Welding curtains
•	Filtration equipment
•	Aircraft laminates
•	Sporting goods

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

Continue to Focus on Lightweight Fabrics for the Multi-Layer Printed Circuit Board Market.  We seek to continue to expand our sales of lightweight glass fiber fabrics to meet the long-term growing demand for multi-layer printed circuit boards.  Our investment in the South Hill, Virginia, lightweight fabrics facility is an important part of this strategy.  In addition, we have leased a portion of this facility to Advanced Glassfiber Yarns to manufacture glass yarns exclusively for our production of lightweight glass fiber fabrics.  We believe that this arrangement strengthens the compatibility between our weaving process and the glass yarns we use in our weaving process, thereby enabling us to produce the highest quality lightweight glass fiber fabrics.  We also believe that the quality of the products we manufacture at the South Hill facility will enable us to enhance and expand our relationships with customers in the multi-layer printed circuit board market.

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

Products and Markets

We sell our products primarily in the United States and focus on the following markets:

Electronics. We produce glass fiber fabrics for multi-layer and rigid printed circuit boards for use in the electronics industry. The demand for multi-layer printed circuit boards, which primarily use lightweight glass fiber fabrics, decreased from 2001 to 2002 primarily as a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001 as well as reduced demand for electronic products by the end-users. In addition, the decrease in capital spending in the information technology and telecommunications industry led fabricators of printed circuit boards to reduce production which negatively impacted our sales to these customers.  Furthermore, the demand for our heavyweight fabrics has decreased due to competitive pressures from Asian laminate producers. Sales of glass fabrics to the electronics industry were $40.1 million in 2002 and $52.8 million in 2001.  These sales represented 30.6% and 35.9% of our net sales in 2002 and 2001, respectively.

Composites. Our glass, carbon and aramid fiber fabrics are used in various composite materials, which are used in various applications, including structural aircraft parts and interiors, helicopter rotor blades, tooling, brake linings and ducting.   Net sales of fabrics for composites were $41.3 million in 2002, and $50.2 million in 2001.  These sales represented 31.6% and 34.2% of our net sales in 2002 and 2001, respectively. During 2002, we experienced a decline in orders from customers in the aerospace industry due to uncertainty over airline traffic recovery and a lower build rate at aircraft manufacturers generated by the financial difficulties of many airlines in the USA.  At this point, the decrease has not been fully offset by the market for refurbishing existing aircraft or increased purchases by the military.

Filtration. We produce fabrics for high temperature dust filtration used by industrial customers to control emissions into the environment. Our filtration bags are sold to utilities, producers of asphalt and carbon black, cement plants and steel mills.  Sales of our filtration fabrics were $23.1 million in 2002 and $19.6 million in 2001.  These sales represented 17.6% and 13.3% of our net sales in 2002 and 2001, respectively.  The increase in sales of filtration fabrics is due to an increase in demand for replacement filtration bags.

Commercial. Our glass fiber fabrics are used in commercial applications where fire resistance and dimensional stability are critical. Applications for these products include ceiling tile and acoustical facing fabrics, window coverings and movie screens.  Sales in this segment in 2002 were comparable to 2001.

Insulation. We produce materials for high-temperature, fire-resistant insulation. Applications for these products include insulation for joints, pipes, valves, transportation exhaust systems, heat shields and home appliances.  Sales of our insulation fabrics were $10.3 million in 2002 and $8.7 million in 2001.  These sales represented 7.9% and 6.0% of our net sales in 2002 and 2001, respectively.  The increase in sales of insulation fabrics is due to an increase in demand for industrial insulation products as well as the introduction of new products for automotive insulation.

Construction. The fire resistant qualities of glass fiber fabrics make them a critical component of products used in the construction industry. Applications for these products include smoke and fire barrier curtains, drywall bonding tape, rubber mat backing and fabric structures, such as commercial tents and roofs.  Sales in 2002 were comparable to 2001.

Sales and Marketing

We sell our products through an experienced direct sales force of six sales representatives, four market managers and two telemarketing representatives. Our sales representatives have specific customer groups, while the market managers are responsible for specific product lines. The sales representatives are compensated on a salary and commission basis and the market managers are compensated on a salary and bonus basis. Each sales representative has a technical orientation and the necessary expertise to sell our full line of products. We maintain an internet web site, located at www.bgf.com, which contains extensive product information, as well as a comprehensive B2B capability for our major customers.

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

One of our customers, Cytec Engineered Materials, accounted for 18.6% and 19.0% of our net sales in 2002 and in 2001 respectively.  Our top ten customers in 2002 and in 2001 accounted for 46.7% and 45.5% of our net sales, respectively. Our customers are not contractually required to purchase any of our products and may terminate their relationship with us at any time.

Industry Segments

We operate in one business segment that manufactures specialty woven and nonwoven fabrics for use in a variety of industrial and commercial applications.  Information related thereto can be found in footnote 13 of the consolidated financial statements under Item 8 of this Report.

Research and Development

We maintain a modern, well-equipped research and development facility, located at our headquarters in Greensboro, North Carolina, that divides its efforts among developing new products and improving current products. The research and development facility is divided into seven state-of-the-art laboratories focusing on the following strategic areas of product development:

•	Applications and development;
•	Pilot processing;

•	Physical testing;
•	Composites development;
•	Microscopy;
•	Analytical testing; and
•	Filtration technology

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

Raw Materials

The principal materials we use to manufacture our products are glass, aramid and carbon yarns. We purchase glass yarns from AGY, PPG Industries, Dupont Company and Cytec Engineered Materials. Beginning in September 1998, AGY began to supply us with glass yarns produced at the South Hill, Virginia lightweight fiber fabrics facility. The supply agreement expires on December 31, 2008, unless extended by AGY. AGY is experiencing financial difficulties which could result in the risk that obtaining raw materials from sources other than AGY would be more costly and could be disruptive to our business. AGY filed for protection under Chapter 11 of the US Bankruptcy Code, on December 10, 2002.  It is currently operating with a Debtor In Possession (“DIP”) financing.  However, there is no assurance that AGY’s liquidity will remain adequate, in the long run, which may negatively impact AGY’s ability to operate and deliver products to us.  This situation could potentially have a negative short-term effect on our raw material supply and require us to seek alternative sources of our required raw materials, which could be more costly.  Our main suppliers of carbon yarns are Amoco, Toho and Cytec Engineered Materials and our main supplier of aramid yarns is DuPont.

Employees

As of December 31, 2002, we employed approximately 800 full time and part time employees, 629 of which are hourly employees and 171 of which are paid on a salary basis. All of our employees are located in the United States.  None of our employees is represented by a labor union.  As part of our restructuring plan, we closed our South Hill heavyweight fabrics facility, effective October 1, 2002, and consolidated operations into our newly constructed South Hill multilayer facility to reduce excess capacity.  This resulted in a reduction of our wage and salary workforce by approximately 10%.  We incurred a pre-tax restructuring charge of $0.3 million in August 2002 related to severance payments to the employees at this facility.

In response to the downturn in market conditions experienced beginning the second quarter of 2001, we furloughed production employees as well as eliminated several salaried positions thereby reducing our equivalent number of employees by approximately 25%.  This workforce reduction occurred during the third and fourth quarters of 2001.  We incurred a pre-tax restructuring charge of $0.5 million in October 2001 as a result of the elimination of salaried positions.

Environmental and Health Matters

In the course of a September 1998 Phase I environmental site assessment, we discovered reportable quantities of polychlorinated biphenyls (“PCBs”) in soil at the Altavista facility in and around the former site of a heat transfer oil tank that the previous owner of the facility had removed in 1986, before BGF’s 1988 acquisition. We immediately reported the contamination to the Environmental Protection Agency (“EPA”) and the Virginia Department of Environmental Quality (“VDEQ”). We worked with the EPA and VDEQ to establish a sampling protocol. The assessment revealed that the plant was contaminated with PCBs inside in several rooms, outside in the soil, on the roof, in the sanitary and storm sewers, and in the creeks to which the storm sewers drain.  Sampling also has indicated migration of PCBs into the city’s water treatment plant. A Site Characterization Report (“SCR”), documenting the full extent of the progressive assessment activities, was submitted to the EPA Region 3 in April 2001. The EPA responded to that report in May 2002 with a request for additional assessment.

We responded to the EPA’s request in late June 2002 and proposed actions consistent with EPA’s request.  We completed the additional assessment in January 2003 and expect to file an Addendum to the SCR in the second quarter of 2003.  In cooperation with EPA, we will develop a cleanup plan, which we will submit for EPA approval and begin to implement in appropriate stages upon receiving EPA’s approval of the SCR.   All assessment and cleanup activities have been and will be conducted in compliance with applicable state and federal regulatory requirements.  Cleanup costs remain uncertain, pending EPA’s completion of its review of the SCR.

In light of these recent developments, we recorded an additional reserve of $2.0 million in the second quarter of 2002, which reflects the estimated remediation costs for the Altavista facility as obtained from an environmental specialist. However, such remediation costs are subject to approval of a remediation plan by the EPA, which has not been obtained at this time. In July 2002, a work plan was submitted to the EPA on behalf of the company.  We are currently working on design options for the Remediation Work Plan.  Once the Remediation Work Plan is completed it will be submitted to the EPA for approval prior to implementation.

The September 1998 Phase I site assessment also revealed contamination at our Cheraw facility.  A Phase II environmental site assessment revealed low, yet reportable concentrations of RCRA metals and hydrocarbons in soil and groundwater at the former locations of a dismantled wastewater treatment plant and storage tanks, all of which had been removed before BGF’s acquisition of the property.  We immediately reported the finding to South Carolina Department of Health and Environmental Control (SCDHEC”), which requested that we conduct additional assessment and monitoring.  We have complied with all SCDHEC requirements and continues to monitor groundwater at regular intervals.

The estimated loss due to this contamination is $0.4 million, which is also recorded in our reserve for environmental liabilities. These reserves may need to be increased, but we are unable to derive a more reliable estimate at this time as actual costs remain uncertain. We do not anticipate significant cash outflows associated with this liability in the next twelve months as the remediation plan has not been submitted to and approved by the EPA. However, there can be no assurance that we will not be required to respond to its environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays.

In November 2002, we obtained a new State Operating Permit governing air emissions for the Altavista facility.  Previously, the facility was considered a candidate for Title V air permitting status, however facility emissions were significantly lower than the Title V threshold and the facility applied for and received the State Operating Permit.  In January 2003 the Multilayer facility, located in South Hill, applied for a new air Operating Permit.  The new permit is pending VDEQ review.  This facility’s air emissions are very low and qualify the facility as either a Synthetic or True Minor air emission source.  We anticipate receipt of the new air permit by April 2003.

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

Item 2. Properties

We own and/or lease four manufacturing facilities and a research and development facility, together occupying over 786,000 square feet. We believe that these facilities are suitable for manufacturing the products we offer and have capacities appropriate to meet existing production requirements. The following table sets forth a description of our facilities as of December 31, 2002.

Facility	Use	Approximate Square Feet	Leased or Owned

Greensboro, North Carolina	Headquarters; Research and Development facility	36,000	Leased
Altavista, Virginia	Weaving glass fiber and aramid fibers	399,000	Owned
South Hill, Virginia Heavyweight Fiber Fabrics Facility	Weaving heavyweight glass fibers	147,000	Owned
South Hill, Virginia	Weaving lightweight glass fibers	128,000	Owned
Lightweight Fiber Fabrics Facility		136,000	Owned/under construction
Cheraw, South Carolina	Weaving carbon fibers	76,000	Owned
Altavista, Virginia	Warehouse	101,000	Leased
Altavista, Virginia	Warehouse	9,000	Leased
Altavista, Virginia	Warehouse	50,000	Leased
Altavista, Virginia	Warehouse	6,000	Leased
Los Angeles, California	Warehouse	20,000	Leased

In November 2002, we sold our Greensboro, North Carolina facility and are leasing it back from the new owner under a capital lease agreement.

In October 2002, we closed our South Hill, Virginia heavyweight fiber fabrics facility and consolidated operations with our South Hill, Virginia lightweight fiber fabrics facility. The completion of our lightweight fiber fabrics facility that is under construction has been delayed until market conditions improve.

Item 3. Legal Proceedings

From time to time, we may become involved in various legal proceedings arising in the ordinary course of business. We believe that such ordinary course of business matters will not have a material adverse effect on our business, financial condition, liquidity or results of operations. See also “Item 1. Business - Environmental and Safety and Health Matters.”

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established trading market for BGF’s common stock.  All shares of BGF’s issued and outstanding common stock are held by Glass Holdings.

We did not declare any dividends or make any distributions on our common stock in 2002.  Further, we have no commitment or current plans to make dividends or other distributions in 2003 and our financing obligations restrict our ability to pay dividends or other distributions.

We have no equity compensation plans.

Item 6. Selected Financial Data

The following table sets forth certain selected financial information derived from our audited consolidated financial statements for the five-year period ended December 31, 2002.  The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes and other financial information included elsewhere in this Report.

	Year Ended

	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999		December 31, 1998

	(dollars in thousands)
Statement of Operations Data:
Net sales (1)	$130,862		$146,842	$201,419	$181,681	$205,515
Cost of goods sold (1)	128,418		131,639	165,830	151,491	166,239

Gross profit	2,444		15,203	35,589	30,190	39,276
Selling, general and administrative expenses	13,765		7,071	9,333	7,492	9,700
Restructuring charges (2)	250		502	—	769	—
Asset impairment charge	5,816		—	—	—	—

Operating income (loss)	(17,387)		7,630	26,256	21,929	29,576
Interest expense	13,926		13,972	14,168	15,817	4,517
Other (income) loss, net	97,699		(1,396)	(1,844)	(1,485)	(112)

Income (loss) before taxes and extraordinary loss and cumulative change in accounting principle	(129,012)		(4,946)	13,932	7,597	25,171
Income tax expense (benefit)	6,835		(1,868)	5,602	2,880	9,854

Income (loss) before effect of extraordinary loss and cumulative change in accounting principle	(135,847)		(3,078)	8,330	4,717	15,317
Extraordinary loss on write-off of debt issuance costs, net of income taxes of $639 (3)	—		—	—	1,029	—
Cumulative effect of change in accounting principle	(4,726)		—	—	—	—

Net income (loss)	$(140,573)		$(3,078)	$8,330	$3,688	$15,317

Other Data:
Depreciation and amortization (4)	$8,240		$8,744	$8,584	$8,206	$7,399
Capital Expenditures	1,681		15,739	6,764	6,531	11,299
Cash flows from operating activities	9,619		1,064	6,851	28,266	29,471
Cash flows from investing activities	(1,094)		(15,657)	(6,728)	(6,472)	(11,283)
Cash flows from financing activities	(7,376)		14,607	(132)	(21,795)	(18,199)
Ratio of earnings to fixed charges (5)	(8.1	)x	0.6x	2.0x	1.5x	6.1x
Balance sheet data (at period end):
Working capital	$(82,719)		$42,121	$34,635	$35,228	$53,424
Total assets	$94,361		$135,599	$136,806	$127,567	$136,766
Current debt (6)	$111,356		—	$3,106	$0	$1,000
Long-term debt (6)	—		$125,583	$114,477	$132,383	$150,000
Total debt	$111,356		$125,583	$117,583	$132,383	$151,000
Stockholder’s equity (deficit)	$(46,115)		$(9,740)	$(16,251)	$(35,061)	$(38,749)

(1)

In order to conform with technical literature from the Emerging Issues Task Force issued in 2000, shipping and handling costs are now included in cost of goods sold and not presented as a part of net sales.  The financial statements prior to 1998 and 1999 have been reclassified to conform to the current presentation.

(2)	Represents costs associated with terminated employees in connection with restructuring plans.

(3)

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

(6)

As a result of the short term nature of the Senior Credit Facility the debt has been classified as a current liability.  The Senior Subordinated Notes have also  been classified as a current liability due to the fact that payment of interest due in 2003 is contingent upon our ability to improve cash flows from operations and liquidity in 2003.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our consolidated financial statements and related notes contained in this Report.  The forward-looking statements under this section are subject to risks and uncertainties that exist in our operations and business environment.  See Item 1, “Disclosure Regarding Forward-Looking Statements”.

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

The economic downturn that began during 2001 caused most companies in the electronics industry (a significant market segment of our business) to re-evaluate their expectations with respect to how they believed they would perform through 2002. We did not immediately experience the effects of changing conditions in the economy or the electronics industry and believed that the downturn in the electronics industry (based on historically high levels of demand) was likely to be temporary. Accordingly, we proceeded to maintain our normal levels of production through mid 2001 based on our belief that the economy would recover, demand would increase and that we would be largely unaffected by a decline in the electronics industry.  During the second half of 2001, when management determined that the electronics industry would not improve during the remainder of the year, we engaged in an aggressive inventory and cost reduction program that has continued through 2002.  Sales of electronics fabrics increased by $2.1 million, or 22.3%, for the three months ended March 31, 2002 as compared to the three months ended

December 31, 2001. However, additional electronic sales increases forecasted for the three months ended June 30, 2002 did not materialize.  Electronic sales decreased by $2.1 million, or 18.1%, for the three months ended June 30, 2002 as compared to the three months ended March 31, 2002.  Electronic sales further decreased $1.1 million, or 11.1%, for the three months ended September 30, 2002 as compared to the three months ended June 30, 2002 and $1.6 million or 17.0%, for the three months ended December 31, 2002 as compared to the three months ended September 30, 2002.

Recent conditions in the aerospace industry, which is a large component of our composite fabrics market, have negatively impacted sales of our composite fabrics.  We believe that the airline industry may continue to experience losses throughout 2003.  Accordingly, airlines are seeking to conserve cash by deferring or canceling aircraft purchases and reducing fleet sizes.  Sales of composite fabrics increased $1.6 million, or 16.5%, for the three months ended March 31, 2002 as compared to December 31, 2001.  Sales in this market remained flat from the first quarter 2002 through the second quarter 2002.  However, composite fabric sales decreased $1.7 million, or 14.5%, for the three months ended September 30, 2002 as compared to June 30, 2002, and another $1.3 million, or 13.0%, for the three months ended December 31, 2002, as compared to the three months ended September 30, 2002.

On July 10, 2002, we received notice from Wachovia Bank National Association, as agent for the lenders under the credit agreement dated September 30, 1998 (the “Senior Credit Facility”), that, as a result of our failure to maintain the minimum interest coverage and senior leverage ratios required under the credit agreement, we were in default of the Senior Credit Facility. Further, as permitted under the terms of the Senior Credit Facility, the lenders issued a payment blockage notice which prohibited us from making a required interest payment on our 10 1/4% Series B Senior Subordinated Notes due 2009 (the “Senior Subordinated Notes”) on July 15, 2002. As a result, we were restricted from making the required interest payment on July 15, 2002, to the holders of the Senior Subordinated Notes.

On August 13, 2002, we and our senior lenders executed a forbearance agreement with respect to breaches of these financial covenants and, accordingly, on August 14, 2002, we made the interest payment on the Senior Subordinated Notes that was previously required on July 15, 2002.

On February 14, 2003, we entered into a new senior credit facility with CIT Business Credit (the “CIT Facility”).  This allowed us to reimburse all senior lenders under the Senior Credit Agreement dated September 30, 1998 and its subsequent amendments including the forbearance agreement described above.  Also, we were able to make the interest payment originally due on January 15, 2003 on our Senior Subordinated Notes within the 30 day grace period.  The CIT Facility provides for the following:  (1) a maturity date of June 30, 2003, (2) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods inventories of 85% and 15% respectively with a $10 million cap, (3) a $250,000 weekly reduction of the uncapped collateral, (4) borrowing rates of LIBOR + 325 basis points or Chase Bank prime rate + 150 basis points, and (5) certain financial covenants including a minimum fixed charge coverage ratio and a cap on capital expenditures.

We are currently pursuing longer term financing prior to the expiration of the CIT Facility.  However, there can be no assurance that we will find the financing on satisfactory terms, if at all, or that we will be able to comply with the terms of the CIT Facility that would otherwise avoid an acceleration of debt under this facility.

We are continuing to operate the business based on our belief that current economic conditions and the decline in the electronics industry, which had an adverse affect on our operations, is temporary.

Accordingly, we have taken certain steps during 2002 to restructure our operations aimed at strengthening the business including, but not limited to, (i) maintaining an aggressive cost cutting program, (ii) closing of our South Hill heavyweight fabrics facility and consolidating  the operations into our newly constructed South Hill multilayer facility to reduce excess capacity and (iii) engaging the crisis management consulting firm of Realization Services, Inc. to assist in formulating and implementing a plan to restructure operations and explore other strategic alternatives including a possible capital restructuring. The plan is essentially focused on maximizing our asset utilization, reducing inventory levels and costs, and the sale/leaseback of certain real property.  For the twelve months ended December 31, 2002, we reduced inventories by $16.4 million and reduced outstanding debt under our Senior Credit Facility by $13.0 million.   We also entered into a sale-leaseback agreement on our corporate headquarters in December 2002 which resulted in net proceeds of $2.5 million which were used to reduce outstanding debt.

There can be no assurance that we will be successful in our efforts to restructure our operations or that a restructuring of our operations will actually improve our operating results or financial condition. There also can be no assurance that we will obtain on satisfactory terms, if at all, the financing we need to sustain our business operations or that we will be able to comply with the terms of the CIT Facility. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances.  We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, engineers, lawyers and actuaries to assist in our evaluation.  We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our consolidated financial statements:

•

Allowance for doubtful receivables – We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments.  We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience.  Judgment is critical because some customers are currently operating in bankruptcy or have experienced financial difficulties.  If the financial condition of any of our customers worsens, additional allowances may be required.

•

Inventories – Our inventories are valued at the lower of cost or market value.  We evaluate all of our inventory styles to determine obsolete or slow-moving items.  Finished goods are written down based on quality and age.  Second quality goods are also written down from their original value.  Our methodology recognizes projected inventory losses at the time such losses are anticipated rather than at the time goods are actually sold.  The adequacy of this estimate is dependent on a number of future factors, including, but not limited to, the state of the economy and the level of customer demand.  These factors could cause our inventory reserve to change by a material amount in the near term.  During 2002, as a result of a significant decline in the markets in which we operate, we recorded a $5.6 million charge to cost of goods sold to write-down excess and obsolete inventory to the lower of cost or market value.

•

Restructuring Charge -  We have recorded restructuring charges in accordance with decisions to reduce our manufacturing and administrative cost structure.  These charges relate primarily to workforce reduction.  Severance and related charges are accrued based on an estimate of amounts that will be paid to affected salaried and hourly employees.  Restructuring reserve requirements are evaluated at the end of each reporting period.  Any necessary changes based on these evaluations are recorded in the period of change.  Restructuring charges are summarized in Note 17 of the consolidated financial statements.

•

Employee Benefits -   We sponsor a defined benefit pension plan as a retirement benefit for eligible employees.  Because pension obligations will ultimately be settled in future periods, the determination of annual pension expense and pension liabilities is subject to estimates and assumptions.  The principal assumptions used in our estimations are summarized in Note 11 of the consolidated financial statements.  We review these assumptions annually and modify them based on current rates and trends.

One of the critical assumptions used in the actuarial model that is used to calculate our annual pension expense is the discount rate.  The rate we use is based on market rates for highly rated corporate debt instruments at our annual valuation date.  The discount rate is used to estimate the present value of our future benefit obligation as of the valuation date.  A lower discount rate used in the actuarial model has resulted in a higher present value of benefit obligations and in a higher pension expense as of and for the year ended December 31, 2002.

Differences between actual results and actuarial assumptions are accumulated and amortized over future periods.  In recent periods, actual results have varied significantly from actuarial assumptions, as our pension plan assets have declined due to the overall decline in the securities markets and our pension plan liabilities have increased as a result of the decline in the discount rate.  These changes have resulted in charges to other comprehensive income and increases in pension expense during 2002.

•

Long-lived assets – Our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.  We periodically review our property and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  We measure recoverability of the carrying value of these assets by comparison to the undiscounted cash flows expected to be generated by these assets.  As a result of these evaluations, we have recorded an asset impairment charge of $5.8 million during 2002.

In connection with our adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, as of the beginning of 2002, we reviewed our goodwill for potential impairment.  This review required that we estimate the fair value of our goodwill.  We calculated fair value based on the present value of anticipated future cash flows.  This calculation required judgment and estimates regarding future market conditions, future profitability, and the discount rate used.  Our calculation resulted in the conclusion that the carrying value of our goodwill was higher than its fair value.  As a result, an impairment charge of $4.7 million was recorded as the cumulative effect of a change in accounting principle as of the beginning of 2002.

•

Deferred tax assets valuation – We record a deferred tax asset or liability when the tax effects of temporary differences result in such balances.  A valuation allowance is recorded if it is more likely than not that some or all of the deferred tax assets will not be realized.  Prior to the second quarter 2002, we recorded interest income earned under the terms of the loan agreement with Glass Holdings, our parent for tax purposes.  We have not recorded this income for financial reporting purposes, which resulted in a tax deferred asset.  Full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings receipt of dividends and other distributions from its two subsidiaries, the Company and AGY Holdings, which are currently restricted from paying dividends and other distributions under their various debt instruments.  During the second quarter 2002, due to our poor operating performance and related liquidity constraints, as well as the liquidity constraints of AGY Holdings, we recorded a full valuation allowance against this and other deferred tax assets of approximately $18.9 million.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	98.1	89.6	82.3

Gross profit	1.9	10.4	17.7
Selling, general and administrative expenses	10.5	4.8	4.6
Restructuring charge	4.4	0.3	—
Asset impairment charge	0.2	—	—

Operating income (loss)	(13.2)	5.3	13.1
Other (income) expenses:
Interest expense	10.6	9.5	7.0
Other income (loss), net	74.7	(1.0)	(0.9)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(98.5)	(3.2)	7.0
Income tax expense (benefit)	5.2	(1.2)	2.8

Net income (loss) before cumulative effect of change in accounting principle	(103.7)	(2.0)	4.2
Cumulative effect of change in accounting principle	(3.6)	—	—

Net income (loss)	(107.3)%	(2.0)%	4.2%

Fiscal Year 2002 Compared to Fiscal Year 2001

        Net Sales – Net sales decreased $15.9 million, or 10.8%, to $130.9 million in 2002 from $146.8 million in 2001.  This decrease was due primarily to lower sales of electronics fabrics used in the multilayer and rigid printed circuit boards which decreased $12.7 million, or 24.1%, and lower sales of glass, carbon and aramid fiber fabrics used in various composite materials which decreased $8.8 million, or 17.5%.  These decreases were partially offset by an increase in sales of filtration fabrics of $3.5 million, or 18.5%, over the comparable period in 2001.  The decrease in sales of electronics fabrics was primarily a result of a continued downturn in the electronics industry that began in the first quarter of 2001.  In addition, the decrease in capital spending in the information technology and telecommunications industries had led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers.  The decrease in sales of glass, carbon and aramid fibers was primarily the result of a decrease in the aerospace markets. The increase in sales of filtration fabrics was due to an increase in demand for replacement filtration bags.

        Gross Profit Margins.   Gross profit margins decreased to 1.9% in 2002, from 10.4% in 2001, due primarily to lower capacity utilization and selling price reductions, charges to cost of goods sold for inventory reserves of $5.6 million, as well as a settlement charge for the retirement plan of $1.0 million, of which $0.8 million was allocated to cost of goods sold.

     Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $6.7 million to $13.8 million in 2002, from $7.1 million in 2001. This was primarily due to an increase in legal and professional fees of $3.8 million associated with negotiating the forbearance agreement relating to our Senior Credit Facility and restructuring operations, an increase of $2.0 million in the environmental reserve for estimated remediation costs at out Altavista, Virginia facility, a settlement charge for the retirement plan of $1.4 million, of which $0.5 million was allocated to selling, general and administrative expenses, and a charge of $0.5 million related to severance costs.

     Restructuring Charge.   We incurred a restructuring charge of $0.3 million related to severance payments to the employees of our South Hill heavyweight fabrics facility during 2002.

     Asset Impairment Charge.   During the second quarter of 2002, we recorded     a $1.0 million impairment charge on the sale of equipment to an affiliate and a $4.8 million impairment charge on machinery and equipment at our South Hill heavyweight fabric manufacturing plant.

     Operating Income (Loss).   As a result of the aforementioned factors, operating income (loss) decreased $25.0 million to $(17.4) million, or (13.2)% of net sales, in 2002, from $7.6 million, or 5.3% of net sales, in 2001.

     Interest Expense.   Interest expense remained flat in 2002 as compared to 2001.  This was due to a decrease in borrowings and interest on borrowings, offset by an increase in amortization of debt issuance costs.

     Other Income (Loss), Net.   Other income (loss) decreased $99.1 million in 2002 from income of $1.4 million in 2001, to a loss of $97.7 million.  As a result of AGY’s bankruptcy filing, and consequently the financial condition of AGY Holdings, evaluations of the potential impairment of the loan from Glass Holdings to AGY Holdings and the similar loan from BGF to Glass Holdings were performed.  Based on the current tax positions of the three companies and the insolvency of AGY Holdings, it was determined that a reserve should be recorded against BGF’s loan to Glass Holdings.  Accordingly, BGF recorded a reserve of $97.7 million during 2002.

     Income Tax Expense (Benefit).   The effective tax rates in 2002 and 2001 were 5.3% and (37.8)%, respectively. The rate increase is primarily the result of recording a valuation allowance on certain deferred tax assets in 2002.

     Cumulative Effect of Change in Accounting Principle.  We adopted SFAS No. 142 effective January 1, 2002 and recorded a charge of $4.7 million for impairment of goodwill.

Net Income (Loss).   As a result of the aforementioned factors, our net loss increased $137.5 million to a net loss of $140.6 million in 2002, from a net loss of $3.1 million in 2001.

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

Balance Sheets

Accounts receivable.  Accounts receivable declined $2.1 million, or 17.3%, from December 31, 2001 to December 31, 2002.  This decline was a result of lower sales in 2002 than in 2001.

Inventory.  Inventory decreased $16.4 million, or 42.0%, from December 31, 2001 to December 31, 2002.  This was mainly due to the implementation of an aggressive plan aimed at maximizing our asset utilization.

Net property, plant and equipment.  Net property, plant and equipment decreased $14.2 million, or 22.9%, from December 31, 2001 to December 31, 2002.  The net decrease is primarily the result of depreciation expense of $8.2 million and the net value of assets written down due to asset impairment charges of $5.8 million.

There were no significant  capital expenditures during 2002. The principal capital expenditures during 2001 included:

(1)	$5.9 million, converting old looms at our heavyweight fabrics facility in South Hill, Virginia, in order to run lightweight fabrics;

(2)	$5.3 million, for the beginning of the second phase of our lightweight fabrics facility in South Hill, Virginia; and

(3)	$1.5 million, for new looms and finishing unit upgrades at our facility in Altavista, Virginia.

Accounts payable and accrued liabilities.  Accounts payable and accrued liabilities increased $3.3 million, or 28.9%, from December 31, 2001 to December 31, 2002.  This increase was primarily the result of the increase in the environmental reserve of $2.3 million and an increase in trade accounts payable of $1.6 million, offset by a decrease in the restructuring reserve of $0.4 million.

Other Current Assets.    Other current assets increased $5.0 million from December 31, 2001 to December 31, 2002.  This increase was primarily the result of an increase in income tax refundable of $4.5 million, an increase in security deposits of $0.9 million, partially offset by a decrease in deferred income taxes of $0.3 million.

Current Portion of Long Term Debt.  As a result of the short term nature of the Senior Credit Facility, amounts outstanding under the Senior Credit Facility as of December 31, 2002 have been classified as a current liability.  The Senior Subordinated Notes have also been classified as a current liability because payment of interest due on the Senior Subordinated Notes in 2003 is contingent upon our ability to improve cash flows from operations and liquidity in 2003.

Capital Lease Obligations.    During 2002, we sold our Greensboro office facility to a third party for net proceeds of $2.5 million and are leasing it back under a capital lease agreement.  The capital lease obligation balance at December 31, 2002 was $2.5 million.

Post Retirement and Pension Obligations.    Post retirement and pension obligations increased $3.3 million, or 61.1%.  This increase was due to an increase in the pension liability of $2.7 million due to a settlement charge of

$1.4 million and a $1.5 million increase due to a minimum pension liability adjustment as well as normal pension expense of $1.0 million, an increase in post retirement liability of $0.2 million, and an increase in deferred compensation liability of $0.4 million.  These increases were partially offset by the required minimum contribution to the pension plan of $1.2 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements.  Our future need for liquidity will arise primarily from interest payments on our Senior Subordinated Notes ($100.0 million outstanding at December 31, 2002 net of unamortized discount of $1.2 million), principal and interest payments on the CIT Facility, and the funding of capital expenditures and working capital requirements.  There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity.

As previously discussed, we experienced a rapid deterioration in liquidity and financial condition beginning in the second quarter of 2002 which has continued into the fourth quarter of 2002, as a result of worsening industry and economic conditions that had a material adverse affect on our ability to generate revenue and sufficient liquidity to fund our operations. We incurred a net loss of approximately $140.6 million for the year ended December 31, 2002, and have a $82.7 million working capital deficiency and a $46.1 million stockholder’s deficit as of December 31, 2002.

As of June 30, 2002, we were in violation of certain financial covenants under the Senior Credit Facility. On July 10, 2002, we received a default notice from our senior lenders that we were in default of the Senior Credit Facility as a result of our failure to maintain the minimum interest coverage and senior leverage ratios required under the Senior Credit Facility. Further, as permitted under the terms of the Senior Credit Facility, the lenders issued a payment blockage notice that prohibited us from making a required interest payment on our Senior Subordinated Notes on July 15, 2002.

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

On February 14, 2003 we entered into the CIT Facility.  This allowed us to reimburse all senior lenders under the Senior Credit Agreement dated September 30, 1998 and its subsequent amendments including the forbearance agreement described above.  Also, we were able to make the interest payment originally due on January 15, 2003 on our Senior Subordinated Notes within the 30 day grace period.  The CIT Facility provides for the following:  (1) a maturity date of June 30, 2003, (2) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods inventories of 85% and 15% respectively with a $10 million cap, (3) a $250,000 weekly reduction of the uncapped collateral, (4) borrowing rates of LIBOR + 325 basis points or Chase Bank prime rate + 150 basis points, and (5) certain financial covenants including minimum EBITDA fixed charge coverage ratio and a cap on capital expenditures.

We are currently pursuing longer term financing prior to the expiration of the CIT Facility.  However, there can be no assurance that we will find the financing on satisfactory terms, if at all, or that we will be able to comply with the terms of the CIT Facility that would otherwise avoid an acceleration of debt under this facility.

The Senior Subordinated Notes have been classified as a current liability as of December 31, 2002 due to the fact that payment of interest due in 2003 is contingent upon our ability to improve our liquidity in 2003.  The fair value of the Senior Subordinated Notes as of March 26, 2003 and December 31, 2002 was approximately $40.1 million and $48.0 million, respectively.

One of our affiliates, AGY is also a major supplier.  AGY filed for protection under Chapter 11 of  the US Bankruptcy Code on December 10, 2002 and is now operating with Debtor In Possession (“DIP”) financing.  However, there can be no assurance that liquidity will remain adequate in the long run, which may negatively impact AGY’s ability to operate and to deliver products to us.

During the second quarter of 2002, our parent, Glass Holdings, received a $6.9 million income tax refund related to the filing of the 2001 consolidated return. On August 13, 2002, this amount was remitted to us, which reduced our loan receivable from Glass Holdings. The entire amount of the refund was applied to the principal due to the financial condition of Glass Holdings.  We anticipate receiving approximately $15.6 million in tax refunds from our parent in 2003 related to the filing of the 2002 consolidated return.

On August 13, 2002, we received $5.0 million from Glass Holdings under a loan agreement whereby the loan matures on June 30, 2003. Interest on the loan is 3.25% and is payable quarterly in arrears beginning December 2002 or may be added to the principal amount of the loan.

Net cash provided by operating activities.  Net cash provided by operating activities was $9.6 million for 2002, compared with $1.1 million in 2001 and was primarily the result of a net loss of $140.6 million, adjusted for non-cash charges to net income for depreciation of $8.2 million, amortization of $1.6 million, deferred income taxes of $12.0 million, goodwill impairment of $4.7 million, asset impairment charge of $5.8 million, reserve on loan to parent of $97.7 million, a decrease in inventory of $16.4 million, an increase in accounts payable and accrued expenses of $4.7 million and a decrease in trade accounts receivable of $2.1 million.

Net cash used in investing activities.  Net cash used in investing activities was $1.1 million and $15.7 million in 2002 and 2001, respectively, and in 2002 was the result primarily of purchases of property, plant and equipment of $1.7 million offset by cash proceeds of $0.6 million from the sale of a property and equipment.

Net cash provided by (used in) financing activities.  Net cash used in financing activities was $(7.4) million for 2002, compared with net cash provided by financing activities of $14.6 million for 2001, and was primarily the result in 2002 of net payments on the Senior Credit Facility of $(19.4) million, proceeds from loan from parent of $5.0 million, payments received on loan to parent of $7.7 million and net proceeds from capital lease agreement of $2.5 million.

On January 21, 1999, BGF issued $100.0 million of 10 1/4% Senior Subordinated Notes ($98 million net of discount) due 2009. The net proceeds to us from the sale of these notes were approximately $94.9 million, after deducting the initial purchaser’s discount and expenses. We used the net proceeds from the offering to repay all $65.0 million of indebtedness under the senior subordinated credit facility and $29.9 million of indebtedness under the revolver under our Senior Credit Facility, which was incurred on September 30, 1998 to fund the purchase by AGY Holdings of a 51% interest in AGY. Upon the repayment of the $65.0 million of indebtedness under the senior subordinated credit facility, the facility was terminated.  On July

23, 1999, we exchanged the old notes for substantially identical new notes that have been registered under the Securities Act.  There are no cross-default provisions for these Senior Subordinated Notes in conjunction with the covenants discussed above for the Senior Credit Facility.

On September 30, 1998, AGY Holdings, an affiliate of BGF, purchased a 51% ownership interest in AGY. In connection with the acquisition, BGF loaned Glass Holdings approximately $138.6 million to provide Glass Holdings a portion of the capital necessary to fund the acquisition. The loan from BGF to Glass Holdings is evidenced by promissory notes that bear interest at the Cost of Funds Rate for BGF for the calendar year immediately preceding the date on which any interest is due. With respect to any period of determination, the Cost of Funds Rate means a rate per annum equal to the blended interest rate, as reasonably calculated by BGF, applicable to borrowings of BGF during such period in respect of indebtedness incurred by BGF, to fund the loan to Glass Holdings. Accrued interest is due and payable on the first business day of February of each year commencing on February 1, 1999 and on any date on which any principal is due. The promissory notes are payable on October 31, 2008 or such later date as may be agreed to by BGF and Glass Holdings.  During the term of the loan, we have not recorded interest income earned under the terms of the loan agreement due to the fact that full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings’ receipt of dividends and other distributions from its two subsidiaries, BGF and AGY, which are currently restricted from paying dividends and other distributions under their debt agreements.  Interest in arrears as of December 31, 2002 and 2001 totaled $49.7 million and $38.1 million, respectively.  We received payments from Glass Holdings totaling $7.7 million and $11.0 million in 2002 and 2001, respectively.  BGF and Glass Holdings agreed that while there are interest amounts in arrears, any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest.  However, due to the uncertainty of the ultimate collectibility of the loan which arose during 2002, all payments are now recorded as principal payments.  Accordingly, we reflected $7.7 million and $9.9 million of the cash payments received in 2002 and 2001, respectively, as a reduction of principal and $1.1 million was recognized as interest income in 2001 (recorded in other income on the consolidated statement of operations).

Following is a summary of our fixed obligations at the end of 2002 and will require the use of funds:

	Payments due by year In thousands

	2003	2004	2005	2006	Thereafter

Debt(1)	$12.6	$—	$—	$—	$100.0
Capital lease obligation	0.4	0.4	0.4	0.4	0.9
Operating leases	0.7	0.6	0.5	0.4	0.2

	$13.7	$1.0	$0.9	$0.8	$101.1

(1) The $100.0 million Senior Subordinated Notes are scheduled to mature in 2009.  However, all such amounts have been classified as a short-term liability on our balance sheet.  Amounts due in 2003 consist of a revolver balance of $7.6 million due 2003, and loan payable to parent of $5.0 million due 2003.

Outlook for 2003

The following section contains forward-looking statements about our plans, strategies and prospects during 2003.  Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved.  Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted.  When considering such forward-looking statements, you should keep in mind the important factors that could cause our actual results to differ materially from those contained in any forward-looking statements set forth under Part I, “Cautionary Statement Regarding Forward-Looking Statements.”

Looking ahead to 2003:

•

Sales trends during January and February 2003 increased slightly from the average monthly sales for the last quarter of 2002.  We believe this trend could be maintained contingent upon the recovery of the electronics markets.  We expect sales of fabrics used in composite materials to remain comparable with the levels of 2002.  Sales of filtration fabrics were strong in 2002.  We expect them to remain at the same level or slightly less.

•

We plan to continue our efforts to reduce our inventory during the first quarter of 2003 and to keep it at that level throughout the year.  This will result in increased capacity utilization resulting in improved gross margins compared to the fourth quarter of 2002.

•

Due to the recently signed Job Creation and Worker Assistance Act of 2002, which allows us to carry back our 2002 consolidated tax loss for five years, we expect to receive approximately $15.6 million in tax refunds from Glass Holdings related to federal tax refunds during 2003.

•	We anticipate finalizing a medium-term asset based financing arrangement in the second quarter of 2003, which will increase the flexibility of our borrowing options.

Related Party Transactions

See Item 13, “Certain Relationships and Related Transactions”  for a discussion of related party transactions.

Impact of Inflation

We generally attempt to pass cost increases on to our customers.  Costs are affected by, among other things, inflation, and we may experience the effects of inflation in future periods.  We believe, however, that inflation has not had a material impact on us during the past three years.

Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145,  “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13”.  The Statement modifies or amends several other authoritative pronouncements, including those covering gains and losses from extinguishment of debt.  Management does not believe this statement will have a material impact on BGF.

In June 2002, the FASB issued Statement No. 146, “Accounting for Exit and Disposal Activities”, which is required to be adopted for disposal activities initiated after December 31, 2002.  Management does not believe this statement will have a material impact on BGF.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  This Interpretation clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  Management does not believe this Interpretation will have a material impact on the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  The primary objective of the Interpretation is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and how to determine when and which business enterprise should consolidate the variable interest entity.  Management does not believe this Interpretation will have a material impact on the Company.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The effects of potential changes in currency exchange rates and interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest and currency exchange rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Disclosure Regarding Forward-Looking Statements.”

Our credit facilities are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. We are exposed to market risk related to changes in interest rates on borrowings under our credit facilities. The credit facilities bear interest based on LIBOR or prime. Our risk management strategy is to use derivative financial instruments, such as swaps, to hedge interest rate exposures. We do not enter into derivatives for trading or speculative purposes.

We entered into an interest rate swap agreement to manage our exposure to interest rate changes under the Senior Credit Facility. The swap involved the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement were recorded as adjustments to interest expense.  In June 2002, we terminated our interest rate swap agreement and paid $0.4 million to the counter party.

The fair value of the Senior Subordinated Notes as of March 26, 2003 and December 31, 2002 was approximately $40.1 million and $48.0 million, respectively.

Item 8. Financial Statements and Supplementary Data

See Page F-1 of the financial reports included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The names, ages and positions of our directors and executive officers as of March 26, 2003 are set forth below.  Our director is also a director of Glass Holdings.  The director is elected annually and holds office until his successor is elected and qualified or until his earlier removal or resignation.

Name	Age	Positions with BGF

Philippe Porcher	49	Chairman of the Board, Sole Director
James R. Henderson	65	President
Philippe R. Dorier	46	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Philippe Porcher has been our Chairman and Chief Executive Officer since July 26, 2002. Previous to that, he served as Vice Chairman since April 1998.  He has also served as Vice President of Porcher Industries since March 1993. Before becoming Vice President of Porcher Industries, Mr. Porcher served as Director of Porcher Industries’ industrial division. Since December 9, 1998, Mr. Porcher has served as President of the Executive Board of Porcher Industries.

James R. Henderson was named President of BGF in May 2002.  Prior to that he was Executive Vice President Sales and Merchandising since 1989. Before joining BGF, Mr. Henderson was employed for 31 years with United Merchants and Manufacturers, Inc., a company engaged in the textile business. Mr. Henderson served as the Senior Vice President of United Merchants and Manufacturers, President of their Uniglass Division, and as Chairman of the Board of United’s Marglass subsidiary in England.  Mr. Henderson was appointed to the Executive Board of Porcher Industries in May 2002.

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

Item 11. Executive Compensation

The following table shows, for the fiscal years ended December 31, 2002, 2001, and 2000, the compensation paid to or earned by all persons who served as our chief executive officer and our one other most highly compensated executive officer who was serving at the end of 2002.

Name and Principal Position	Salary (1)		Bonus		Other Compensation

Philippe Porcher
Chairman of the Board, Chief Executive Officer and Director and Former Vice Chairman
2002:	$120,000	(2)	—		—
2001:	$120,000	(2)	—		—
2000:	$120,000	(2)	$115,000	(3)	—
Robert Porcher
Former Chairman of the Board, Chief Executive Officer and Director
2002:	$120,000	(2)	—		$56,017	(4)
2001:	$120,000	(2)	—		$71,409	(4)
2000:	$120,000	(2)	$190,000	(3)	$98,993	(4)
James R. Henderson
President and Former Executive Vice President Sales and Merchandising
2002:	$200,931		$114,000	(8)	$5,221	(7)
2001:	$166,324		—		$12,292	(7)
2000:	$158,400		$116,400		$8,844	(7)
Richard L. Cromer
Former President
2002:	$99,860		—		$369,352	(5)
2001:	$234,426		—		$17,678	(5)
2000:	$221,268		$160,000		$29,423	(5)
Philippe R. Dorier
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
2002:	$172,116		$110,000	(8)	$6,674	(6)
2001:	$167,100		—		$13,475	(6)
2000:	$160,680	(3)	$116,400	(3)	$9,100	(6)

(1)

Includes the following amounts deferred at the election of the following executive officers pursuant to BGF’s 401(k) plan in 2002, 2001 and 2000, respectively: Mr. Dorier-- $11,000, $10,500 and $9,790; and Mr. Henderson-- $9,096, $10,481 and $7,075; and Mr. Cromer-- $0, $6,800 and $3,158.

(2)

Represents a management fee paid by BGF Services, Inc., an affiliate of BGF, to Messrs. Robert and Philippe Porcher and reimbursed by BGF to cover services provided by Messrs. Robert and Philippe Porcher to BGF. See “Item 13. Certain Relationships and Related Party Transactions”.

(3)	Paid for by BGF Services and reimbursed by BGF to BGF Services in the form of management fees to cover services rendered to BGF. See “Item 13. Relationships and Related Party Transactions.”

(4)

In 2002, includes $6,362 for club membership fees; $17,950 depreciation associated with cost of residence; and $31,705 associated with maintenance of residence.  In 2001, includes $6,483 for club membership fees; $1,382 for maintenance of automobiles; $25,841 depreciation associated with cost of residence; and $37,703 associated with maintenance of residence. In 2000, includes $5,596 for club membership fees; $478 for maintenance of automobile; $25,841 depreciation associated with cost of residence; and $67,078 associated with maintenance of residence in 2000.

(5)

Represents $3,864, $10,878 and $9,484 in 2002, 2001, and 2000, respectively, of personal use of company car, gross annual profit sharing distributions of $6,800 and $3,158 in 2001 and 2000, respectively, $16,781 in relocation fees in 2000, and severance pay of $365,488 in 2002.

(6)

Represents gross annual profit sharing distributions of $0, $6,427 and $3,120 in 2002, 2001, and 2000, respectively, and $6,674, $7,048 and $5,980 in 2002, 2001, and 2000, respectively, of personal use of a company car.

(7)

Represents gross annual profit sharing distributions of $0, $6,336 and $3,066 in 2002, 2001, and 2000, respectively, and $5,221, $5,956 and $5,778 in 2002, 2001, and 2000, respectively, for personal use of a company car.

(8)	Represents a bonus for 2002 to be paid in 2003.

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

Normal retirement benefits are determined by reference to an employee’s “accumulated contributions.” Accumulated contributions are the sum of all required employee contributions plus interest credited on the contributions, compounded annually at the rate of 120% of the federal mid-term rate in effect under section 1274 of the Internal Revenue Code for the first month of the plan year. In general, the annual normal retirement benefit is equal to 50% of the accumulated employee contributions, plus 3/4% of employee plan compensation up to $6,600 for the plan year 1989.

The estimated annual benefits payable upon retirement at normal retirement age for the executive officers listed in the “Executive Compensation” table above is as follows: Mr. Henderson-$26,558 and Mr. Dorier-- $64,855 . These calculations are based on 2002 compensation, assume benefits are payable as a straight-life annuity, and assume that each individual will work until age 65.  Mr. Philippe Porcher does not participate in the Retirement System.

401(k) Plan. The Employees’ Profit Sharing and Tax Savings Plan of BGF Industries, Inc. covers most employees of BGF. After completing one hour of service, employees may defer up to 15% of their plan compensation each year, subject to Internal Revenue Code limitations. We may, in our discretion, match employees’ elective deferrals up to a specified limitation each year and may make a discretionary employer contribution for employees that have completed one year of service. All contributions are 100% vested and nonforfeitable at all times. Benefits are payable after separation from service in a lump sum in cash.

Compensation of Directors

Our director did not receive separate compensation for his services as a director in 2002.

Compensation Committee Interlocks and Insider Participation

Mr. Philippe Porcher, who serves as both an executive officer and as a member of the board of directors of BGF, serves as the President of the Executive Board of Porcher Industries.  Mr. Philippe Porcher also serves as an executive officer of Glass Holdings, AGY Holdings and BGF Services, Inc., all of which are affiliates of BGF.  He is the Chairman of the Board of Directors for Glass Holdings, AGY Holdings, BGF Services, and AGY.

Mr. Dorier serves as a member of the Executive Board of Porcher Industries, whose members are equivalent to executive officers.  Mr. Dorier also serves as an executive officer of Glass Holdings, AGY Holdings, BGF Services and as a director of Glass Holdings, AGY Holdings, BGF Services and AGY.

These positions effectively create interlocks between BGF and Glass Holdings, AGY Holdings, BGF Services,  and AGY.  See also “Item 13. Certain Relationships and Related Party Transactions.”

Deferred Compensation Agreements

We have entered into Deferred Compensation Agreements with our executives and we are the guarantor of Mr. Dorier’s Deferred Compensation Agreement with BGF Services. The agreements provide for both pre-retirement survivor benefits, as well as post-retirement benefits to the executive. The agreements also contain a non-competition provision. Generally, under each of the agreements, if the executive dies before the age of 65, his beneficiary or, if none, his estate will receive monthly payments for a 10-year period of an amount equal to 50% of the greater of:

(1)	the executive’s monthly base salary in effect on the January 1 prior to his death; or

(2)	the executive’s average monthly base salary on January 1 of the five years prior to his death.

This amount is decreased progressively if the executive dies after the age of 60 but before 65. The agreements also provide for post-retirement benefits in the form of:

(1)

monthly payments over 10 years, the sum of which is equal to the “applicable percentage” multiplied by the greater of (a) the executive’s annual base salary on January 1 immediately preceding or concurrent with his retirement or (b) the average of the executive’s annual base salary on January 1 of the five years prior to his retirement.  The “applicable percentage” is one and one-half. If the executive dies prior to receiving all of the monthly payments, the payments are made to his designated beneficiary or, if none, his estate. Reduced benefits are paid if the executive retires prior to age 65; and

(2)	a payment on death equal to three-quarters of his annual base salary on the January 1 immediately preceding or concurrent with his retirement.

In 1998, we entered into an agreement with a previous director and president with regard to his executive life insurance policies.  In accordance with this agreement, we transferred ownership of the life insurance to him in March 2001.  The cash surrender value of these policies was $155,788 at that time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of BGF’s outstanding common stock as of December 31, 2002 for each person or group known to our management to be holding more than 5% of the common stock and for each director and executive officer named in the “Executive Compensation” table and all of our directors and executive officers as a group.

An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding common stock.

As noted in the table, Porcher Industries indirectly owns 100% of the outstanding common stock of BGF. The address of Porcher Industries is Porcher Industries S.A., Badinières, 38300 Bourgoin-Jallieu, France.

As reflected in the graphic below the table, Mr. Robert Porcher may be deemed to beneficially own 56.05% of the outstanding capital stock of Porcher Industries, and thus Glass Holdings and BGF, through (1) his 7.22% direct ownership interest in Porcher Industries and (2) his ownership interest in Société Civile des Terres Froides. Mr. Robert Porcher’s address is c/o Porcher Industries S.A., Badinières, 38300 Bourgoin-Jallieu, France.

Mr. Robert Porcher’s 56.05% interest includes a 0.7% interest of his son, Philippe Porcher, an executive officer of BGF, in Société Civile des Terres Froides. Mr. Robert Porcher controls the voting and investment of these shares. The asterisk aside the name of Philippe Porcher represents this interest.

Name of Beneficial Owner	Percent of Class

Porcher Industries	100.00%
Robert T. Porcher	56.05%
Philippe Porcher	*
Philippe R. Dorier	—
James R. Henderson	—
All directors and executive officers as a group (5 persons)	56.05%

BGF does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions

We are wholly owned by Porcher Industries through its U.S. holding company, Glass Holdings. We have ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, Glass Holdings and other wholly-owned subsidiaries of Glass Holdings, as well as other affiliates of Porcher Industries. Mr. Robert Porcher, our former Chairman of the Board and Chief Executive Officer, beneficially owns a controlling interest in Porcher Industries and Mr. Philippe Porcher, our current Chairman of the Board and Chief Executive Officer also owns an interest in Porcher Industries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings, that cover the periodic management services of Robert Porcher, Philippe Porcher, one other Porcher Industries employee, and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Philippe Porcher and Dorier.  Prior to November 2002, we also reimbursed BGF Services for the maintenance and upkeep of Robert Porcher’s Greensboro, North Carolina residence, which was owned by BGF Services.  The residence was sold by BGF Services to Robert Porcher in November 2002. In connection with these arrangements, we incurred expenses of $1.0 million in 2002. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. In 2002, we were not billed by the parent company for management expenses.  These terms cannot be considered comparable to those that would be provided to a third party.

We purchase carbon fibers and finished products from Porcher Industries. We purchased $0.9 million of these products in 2002. We sell finished goods and occasionally unfinished goods directly to Porcher and its affiliates. In 2002, we billed Porcher Industries and its affiliates $0.5 million for these goods. Porcher Industries billed us for commissions for sales of its products in Asia, Europe, and Australia of $0.1 million in 2002. We believe that prices and commissions paid or received by us for these transactions are comparable to those paid to third parties.

We collect and deposit customer payments on behalf of two wholly owned subsidiaries of Porcher Industries in exchange for fees equal to 2% of amounts collected. We billed $0.01 million in fees for these services incurred in 2002. We believe that these fees are comparable to those that would be paid to third parties.

In 2002 we sold certain manufacturing equipment to Shanghai-Porcher Industries, a subsidiary of Glass Holdings. Proceeds on the sale were $0.6 million.

We have a loan due from Glass Holdings which was entered into in 1998 in the amount of $138.6 million.  Additionally, we have a non-interest bearing loan payable to Glass Holdings from 1998 of $1.8 million, resulting in an original net loan balance of $136.8 million.  Our loan to Glass Holdings is evidenced in part by promissory notes.  Cumulative principal repayments from Glass Holdings have totalled $28.1 million, of which 2002 payments of $7.7 million in principal are included.  As a result of AGY’s bankruptcy filing, and consequently the financial condition of AGY Holdings, evaluations of the potential impairment of the loan from Glass Holdings to AGY Holdings and the similar loan from BGF to Glass Holdings were performed.  Based on the current tax positions of the three companies, the insolvency of AGY Holdings, and our liquidity situation, it was determined that a reserve should be established against our loan to Glass Holdings.  Accordingly, BGF recorded a reserve of $97.7 million during 2002 to properly reflect the estimated realizability of our loan to Glass Holdings.

In 2002, we borrowed $5.0 million from Glass Holdings under a loan agreement whereby the loan matures in June, 2003.  Interest on the loan is at 3.25%.  We recorded interest expense of $0.1 million during 2002 related to this note.  We believe that these transactions were on terms no more favorable than if Glass Holdings had borrowed the funds directly from a third party.

Currently, AGY leases approximately 27,200 square feet of segregated space at our South Hill, Virginia lightweight fiber fabric facility for the purpose of manufacturing glass yarns for exclusive supply to us under a supply contract, extendible at the option of AGY, that expires on December 31, 2008. We also provide AGY with leased employees and administrative and technical support services. We billed AGY approximately $1.1 million pursuant to this agreement in 2002. We also purchased approximately $19.1 million of raw materials from AGY in the twelve months ended December 31, 2002. We believe that each of these arrangements are on terms no more favorable than those that would be provided to third parties.  While AGY is currently in Chapter 11 under the Bankruptcy Code, we do not expect our operations to be significantly impacted.

See also note 15 to the consolidated financial statements filed as part of this Annual Report in Item 14.

Item 14. Controls and Procedures

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

Based on the most recent evaluation, which was completed within 90 days of the filing report, our president and chief financial officer believe that our disclosure controls are effective.  There have been no significant changes in our internal controls or in any other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.	FINANCIAL STATEMENTS
See Index on page F-1.

2.	FINANCIAL STATEMENT SCHEDULE
See Index on page F-1.

(a)	Documents Incorporated by Reference or Filed with this Report:

EXHIBITS

Exhibit No.	Description of Exhibit

3.1(1)	Certificate of Incorporation of BGF Industries, Inc., as amended

3.2(1)	Bylaws of BGF Industries, Inc., as amended

4.1(1)	Indenture, dated as of January 21, 1999, among BGF Industries, Inc. and The Bank of New York, as trustee, relating to $100 million principal amount of 10¼% Senior Subordinated Notes Due 2009

4.2(1)	Form of 10¼% Series A and Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

10.1(1)	Deferred Compensation Agreement, dated November 13, 1995, by and between BGF Industries, Inc. and Graham A. Pope (2)

10.2(1)	Deferred Compensation Agreement, dated April 1, 1998, by and between BGF Industries, Inc. and Richard L. Cromer (2)

10.3(1)	Deferred Compensation Agreement, dated April 16, 1990, by and between BGF, Industries, Inc. and James R. Henderson (2)

10.4(1)	Deferred Compensation Agreement, dated January 28, 1993, by and between BGF Services, Inc. and Philippe Dorier (2)

10.5(1)	Lease, dated March 20, 1996, between E.R. English, Sr., as lessor, and BGF Industries, Inc., as lessee

10.6(1)	Purchase Order (Lease), dated November 26, 1996, between K&C Brokerage, as lessor, and BGF Industries, Inc., as lessee

10.7(1)	Lease, dated November 1, 1991, by and between H.V. Johns, Jr., as lessor, and BGF Industries, Inc. as lessee

10.8(1)	Agreement between Contractor and Owner (Warehouse Lease), dated February 1, 1998, between Boyd Warehouse/Emmett Williams, as lessor, and BGF Industries, as lessee

10.9(1)	Note Purchase Agreement dated January 15, 1999 between BFG Industries, Inc., Inc. and the Initial Purchaser

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

10.14(3)

Second Amendment to Credit Agreement, dated December 16, 1999, by and among BGF Industries, Inc. (the “Borrower”), certain Domestic Subsidiaries of the Borrower party thereto (collectively the “Guarantors”), several banks and other financial institutions party thereto (the “Lenders”) and First Union National Bank (the “Agent”).

10.15(3)

Syndication Amendment and Assignment, dated November 30, 1998, by and among BGF Industries, Inc. (the “Borrower”), certain Domestic Subsidiaries of the Borrower party thereto (collectively the “Guarantors”), the Existing Lender (as defined therein), the New Lenders (as defined therein), and First Union National Bank (the “Agent”).

10.16(4)	Lease Agreement, dated December 1, 1999 by and between Lawson Family LLC and BGF Industries, Inc.

10.17(5)	Lease Agreement, dated October 1, 2000 by and between Edgar J.T. Perrow and BGF Industries, Inc.

10.18(6)

Third Amendment to Credit Agreement, dated September 28, 2001, by and among BGF Industries, Inc. (the “Borrower”), certain Domestic Subsidiaries of the Borrower party thereto (collectively the “Guarantors”), several banks and other financial institutions party thereto (the “Lenders”) and First Union National Bank (the “Agent”).

10.19	$5 million intercompany note between Glass Holdings Corp. and BGF dated August 14, 2002.

10.20	The CIT Group/Business Credit, Inc. Financing Agreement with BGF, dated February 14, 2003.

10.21	Lease Agreement, dated November 26, 2002 by and between Davidson Industrial Properties, LLC and BGF Industries, Inc.

10.22 (7)	Fourth Amendment and Forbearance Agreement, dated August 13, 2002 by and between

BGF Industries, Inc. and Wachovia Bank

12	Statement of Computation of Ratios

99.1	Reconciliation of net income to EBITDA

99.2	Statement of Chief Executive Officer

99.3	Statement of Chief Financial Officer

(1)	Filed as part of the Company’s Registration Statement (333-72321) and incorporated herein by reference.
(2)	Management contract or compensatory plan or arrangement.
(3)	Filed as part of the Company’s Form 8-K, dated December 16, 1999 and incorporated herein by reference.
(4)	Filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
(5)	Filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
(6)	Filed as part of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2001 and incorporated herein by reference.
(7)	Filed as part of the Company’s Form 10Q for the fiscal quarter ended June 30, 2002 and incorporated herein by reference.

          (b)     Reports on Form 8-K  - None

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder
of BGF Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) on page 33 present fairly, in all material respects, the financial position of BGF Industries, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) on page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Greensboro, North Carolina
March 6, 2003

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$1,171	$22
Trade accounts receivable, less allowance for returns and doubtful accounts of $316 and $400, respectively	10,197	12,327
Inventories	22,635	39,037
Other current assets	9,674	4,693

Total current assets	43,677	56,079
Net property, plant and equipment	47,943	62,155
Deferred income taxes	—	8,534
Intangible assets, net	2,453	7,967
Other noncurrent assets, net	288	481

Total assets	$94,361	$135,216

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Book overdraft	$—	$2,528
Accounts payable	4,389	3,788
Accrued liabilities	10,322	7,642
Current portion of capital lease obligation	329	—
Current portion of long-term debt, net of discount of $1,217	111,356	—

Total current liabilities	126,396	13,958
Long-term debt, net of discount of $1,417	—	125,583
Capital lease obligation	2,163	—
Deferred income taxes	3,206	—
Postretirement benefit and pension obligations	8,711	5,415

Total liabilities	140,476	144,956

Commitments and contingencies (Note 14)
Stockholder’s equity (deficit):
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Retained earnings	(68,592)	71,981
Accumulated other comprehensive loss	(1,555)	(342)
Loan to parent	(10,968)	(116,379)

Total stockholder’s equity (deficit)	(46,115)	(9,740)

Total liabilities and stockholder’s equity (deficit)	$94,361	$135,216

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	For the Year Ended December 31,

	2002	2001	2000

Net sales	$130,862	$146,842	$201,419
Cost of goods sold	128,418	131,639	165,830

Gross profit	2,444	15,203	35,589
Selling, general and administrative expenses	13,765	7,071	9,333
Restructuring charge	250	502	—
Asset impairment charge	5,816	—	—

Operating income (loss)	(17,387)	7,630	26,256
Interest expense	13,926	13,972	14,168
Other (income) loss, net	97,699	(1,396)	(1,844)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(129,012)	(4,946)	13,932
Income tax expense (benefit)	6,835	(1,868)	5,602

Income (loss) before cumulative effect of change in accounting principle	(135,847)	(3,078)	8,330
Cumulative effect of change in accounting principle	(4,726)	—	—

Net income (loss)	$(140,573)	$(3,078)	$8,330

Other comprehensive income (loss) net of tax:
Minimum pension liability adjustment	(1,476)	—	—
Cumulative effect of change in accounting principle	—	183	—
Change in fair value of cash flow hedge	106	(525)	—
Reclassification to earnings	157	—	—

Total comprehensive income (loss)	$(141,786)	$(3,420)	$8,330

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(140,573)	$(3,078)	$8,330
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,240	8,563	8,404
Amortization	1,458	1,529	969
Amortization of discount on notes	200	200	200
Goodwill impairment	4,726	—	—
Restructuring charge	368	467	—
Asset impairment charge	5,816	—	—
Reserve on loan to parent	97,711	—	—
Loss on disposal of equipment	49	426	94
Deferred income taxes	12,010	(5,767)	(5,076)
Postretirement benefit and pension obligations	1,819	732	528
Change in assets and liabilities:
Trade accounts receivable, net	2,130	15,999	(8,343)
Other current assets	(5,251)	(590)	851
Inventories	16,402	(2,292)	(1,148)
Other assets	(226)	9	(118)
Accounts payable	1,802	(8,061)	4,871
Accrued liabilities	2,938	(7,073)	(2,711)

Net cash provided by operating activities	9,619	1,064	6,851

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,681)	(15,739)	(6,764)
Proceeds from sale of equipment	587	82	36

Net cash used in investing activities	(1,094)	(15,657)	(6,728)

Cash flows from financing activities:
Book overdraft	(2,528)	(3,124)	4,388
Payments on term loan	—	(19,200)	(5,000)
Proceeds from revolving credit facility	38,700	74,000	24,000
Payments on revolving credit facility	(58,127)	(47,000)	(34,000)
Payment received on loan to parent	7,700	9,931	10,480
Proceeds from capital lease obligation	2,550	—	—
Payment of forbearance exit fee	(250)	—	—
Proceeds from loan from parent	5,000	—	—

Payments on capital lease obligation	(58)	—	—
Payment to terminate interest rate swap	(363)	—	—

Net cash provided by (used in) financing activities	(7,376)	14,607	(132)

Net increase (decrease) in cash and cash equivalents	1,149	14	(9)
Cash and cash equivalents at beginning of period	22	8	17

Cash and cash equivalent at end of period	$1,171	$22	$8

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$12,297	$12,607	$13,263

Cash paid (received) for income taxes	$(691)	$(393)	$1,884

Supplemental disclosure of non-cash investing and financing activities
Property and equipment financed in accounts payable	$216	$1,417	$418

Decrease in fair market value of interest rate swap	$106	$342	$—

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
(dollars in thousands)

	Common Stock	Paid-In Capital	Retained Earnings	Loan to Parent	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity (Deficit)

Balance, December 31, 1999	$1	$34,999	$66,729	$(136,790)	$—	$(35,061)
Net income	—	—	8,330	—	—	8,330
Payment received on loan to parent	—	—	—	10,480	—	10,480

Balance, December 31, 2000	$1	$34,999	$75,059	$(126,310)	$—	$(16,251)
Net income (loss)	—	—	(3,078)	—	—	(3,078)
Payment received on loan to parent	—	—	—	9,931	—	9,931
Change in other comprehensive loss	—	—	—	—	(342)	(342)

Balance, December 31, 2001	$1	$34,999	$71,981	$(116,379)	$(342)	$(9,740)
Net income (loss)	—	—	(140,573)	—	—	(140,573)
Payment received on loan to parent	—	—	—	7,700	—	7,700
Reserve on loan to parent	—	—	—	97,711	—	97,711
Change in other comprehensive loss	—	—	—	—	(1,213)	(1,213)

Balance, December 31, 2002	$1	$34,999	$(68,592)	$(10,968)	$(1,555)	$(46,115)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Summary of Significant Accounting Policies

Principles of Consolidation.   BGF Industries, Inc. is a wholly owned subsidiary of Glass Holdings Corp. (“Glass Holdings”), which is a wholly owned subsidiary of Porcher Industries, S.A. These consolidated financial statements include the accounts of BGF Industries, Inc. and its wholly owned subsidiary, BGF Overseas, Inc. (collectively ‘‘BGF’’ or “the Company”). All intercompany transactions and balances are eliminated in consolidation. BGF manufactures high-quality glass, aramid and carbon fiber fabrics for use in a variety of electronic, composite, insulation, construction, filtration, and commercial applications. The principal market is the United States.

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

Property, Plant and Equipment.   Property, plant and equipment are stated at cost, less accumulated depreciation.  Depreciation of property, plant and equipment is calculated principally on the straight-line method over the estimated useful lives of the assets.  Leased property meeting certain criteria is capitalized and  the present value of the related lease payments is recorded as a liability.  Amortization of capitalized leased assets is computed on the straight-line method.  Repairs and maintenance costs are expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in operations.

The estimated useful lives of the assets are as follows:

Buildings	15-50 years
Machinery and equipment	3-10 years

In the event that facts and circumstances indicate that the cost of long-lived assets may not be recoverable, the estimated future undiscounted cash flows is compared to the asset’s carrying value and if less, an impairment loss is recognized in an amount by which the carrying value exceeds its fair value.

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

Intangible Assets.   In accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), BGF ceased amortizing goodwill on January 1, 2002.  Prior to this date, BGF amortized goodwill over 40 years, using the straight-line method.   Debt issuance costs are amortized over the terms of the respective debt agreements using the interest method. BGF evaluates intangible assets for impairment annually (and in interim periods if certain events occur indicating that the carrying value is impaired) through a comparison of fair value to carrying value.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

1. Summary of Significant Accounting Policies—(Continued)

Revenue Recognition.   Revenue from product sales and the related cost of goods sold are recognized at the time both risk of loss and legal title transfer to the customer, which is typically at shipment.

Financial Instruments.   BGF selectively enters into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. None of these agreements are used for speculative or trading purposes. The fair value of BGF’s interest rate swap agreement is the estimated amount BGF would have to pay or receive to terminate the swap agreement as of the reporting date, taking into account current interest rates. The interest rate swaps are accounted for as hedges on the basis that such derivatives reduce the risk of changes in interest rates on BGF’s variable rate debt. The interest differentials from these swaps are recorded in interest expense.

BGF enters into foreign currency exchange contracts to manage exposures related to specific foreign currency transactions or anticipated cash flows.

Rates currently available to BGF for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value of BGF’s long-term debt is further discussed in Note 8.

Pension Plans and Other Postretirement Benefits.   BGF has a contributory defined benefit pension plan covering most employees. Pension expense for the plan is determined using the projected unit credit method. BGF also provides certain retirement health care benefits, the estimated cost for which is accrued within the employees’ active service lives. BGF’s customary funding policy of these plans is to contribute amounts permitted by the Internal Revenue Code and in conformance with ERISA guidelines.

Research and Development.   BGF expenses research and development costs as incurred. These costs were approximately $673, $854 and $1,172 for the years ended December 31, 2002, 2001, and 2000, respectively.

Advertising and Promotion.   BGF expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Such amounts were not material for 2002, 2001, and 2000.

Foreign Currency Transactions.  Gains (losses) resulting from foreign currency transactions are included in other income or other expenses, and amounted to $3, $65 and $65 in 2002, 2001, and 2000, respectively.

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

At December 31, 2002, the Company has recorded provisions for slow-moving and obsolete inventories and for lower of cost or market issues associated with its inventories.  The adequacy of this estimate is dependent on a number of future factors, including but not limited to the state of the economy and the level of customer demand.  These factors could cause the inventory reserve to change by a material amount in the near term.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

1.   Summary of Significant Accounting Policies—(Continued)

Reclassifications. Certain amounts from the prior consolidated financial statements have been reclassified to conform to the current presentation.

2.   Liquidity and Financial Condition

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate the Company’s continued existence as a going concern. The Company experienced a rapid deterioration of its liquidity and financial condition beginning in the second quarter of 2002 which continued through 2002 as a result of worsening industry and economic conditions that had an adverse effect on its ability to generate revenue and sufficient liquidity to fund its operations. The Company incurred net losses of approximately $140,573 for the year ended December 31, 2002 and had an $82,719 working capital deficiency and a $46,115 stockholder’s deficit as of December 31, 2002.

As discussed in Note 8, the Company violated certain of its financial and other covenants under its credit agreement dated September 30, 1998 (the “Senior Credit Facility”) for the quarter ended June 30, 2002 and was prohibited by its senior lenders under the terms of the Senior Credit Facility from making a required interest payment that was due to the holders of the Company’s senior subordinated notes on July 15, 2002.

On August 13, 2002, the Company and its senior lenders executed a forbearance agreement with respect to breaches of these financial covenants. As a result, the senior lenders rescinded their payment blockage notice prohibiting the Company from making the required interest payment on its senior subordinated notes due 2009 on July 15, 2002. Accordingly, on August 14, 2002, the Company made the interest payment on the notes that was previously required on July 15, 2002.  Such interest payment was funded by a loan from Glass Holdings entered into on August 13, 2002 for $5,000 which is due June 30, 2003.

The forbearance agreement was originally scheduled to expire on March 31, 2003.  However, on February 14, 2003, the Company entered into a new senior credit facility with a new lending group, CIT Business Credit (the “CIT Facility”).  Under the terms of this agreement, the Company received short-term financing of a maximum of $10,000 which was used to repay the outstanding balance on the Senior Credit Facility and to make the interest payment originally due on January 15, 2003 on the senior subordinated notes within the 30-day grace period.  The CIT Facility expires on June 30, 2003.  The Company is currently in the process of negotiating a new longer term financing agreement and expects it to be finalized in the second quarter of  2003.  However, there can be no assurance that such a refinancing will be consummated.

The Company’s continued existence is dependent upon several factors including its ability to generate sufficient operating cash flow to fund interest payments on the Senior Subordinated Notes, restructure its operations, secure additional and/or replacement financing to meet its working capital needs and comply with the provisions of the CIT Facility such that the lenders will not demand immediate repayment of its outstanding debt under the CIT Facility. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The economic downturn that began during 2001 caused most companies in the electronics industry (a significant market segment of the Company’s business) to re-evaluate their expectations with respect to how they believed they would perform through 2002. The Company did not immediately experience the effects of changing conditions in the economy or the electronics industry and believed that the downturn in the electronics industry (based on historically high levels of demand) was likely to be temporary. Accordingly, the Company maintained its normal levels of production through mid 2001 based on its belief that the economy would recover, demand would increase and that it would be largely unaffected by a decline in the electronics industry.  During the second half of 2001, when management determined that the electronics industry would not improve during the remainder of the year, the Company engaged in an aggressive inventory and cost reduction program that has continued through 2002.  Sales increased by $5,663 to $36,343 for the three months ended March 31, 2002 as compared to $30,680 for the three months ended December 31, 2001. However, additional sales increases forecasted by the Company for the three months ended June 30, 2002 did not materialize and as a result increased production levels were not warranted. The Company’s sales decreased by $1,824 to $34,519 for the three months ended June 30, 2002 as compared to the three months ended March 31, 2002.  The Company’s sales further decreased $3,426 to $31,093 for the three months ended September 30, 2002 as compared to the three months ended June 30, 2002 and decreased $2,186 to $28,907 for the three months ended December 31, 2002 as compared to the three months ended September 30, 2002. These factors have placed additional constraints on the Company’s financial condition and ability to fund ongoing operations.

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

As discussed further in Note 15, an affiliate of the Company, Advanced Glassfiber Yarns LLC (“AGY”), is also a major supplier and filed for protection under Chapter 11 of  the US Bankruptcy Code.  This could result in the risk that obtaining raw materials from sources other than AGY would be more costly and could be disruptive to the Company’s business.  The Company has not fully implemented contingency plans to secure alternative supplies of raw materials.

There can be no assurance that the Company will be successful in its efforts to restructure its operations or that a restructuring of its operations will actually improve its operating results or financial condition. There also can be no assurance that the Company will obtain any satisfactory terms, if at all, on the financing it needs to sustain its business operations or that it will be able to comply with the terms of the CIT Facility that will avoid an acceleration of debt outstanding under the CIT Facility.

3.   Inventories

Inventories consist of the following:

	December 31, 2002_	December 31, 2001

Supplies	$1,460	$2,001
Raw materials	1,285	2,591
Stock-in-process	3,729	5,507
Finished goods	16,161	28,938

Total inventories	$22,635	$39,037

4.   Other Current Assets

Other current assets consist of the following:

	December 31, 2002	December 31, 2001

Deferred income taxes	$3,206	$3,476
Prepaid expenses and other	319	376
Income tax refundable	5,269	841
Security deposits	880	—

Total other current assets	$9,674	$4,693

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

5.   Net Property Plant and Equipment

      Net property, plant and equipment consist of the following:

	December 31, 2002	December 31, 2001
Land	$3,155	$3,155
Buildings	42,214	42,195
Machinery and equipment	80,803	104,090

Gross property, plant and equipment	126,172	149,440
Less: accumulated depreciation	(78,229)	(87,285)

Net property, plant and equipment	$47,943	$62,155

In December 2002, the Company entered into a sale and leaseback agreement for its corporate headquarters facility.  Capitalized leased assets under the terms of this agreement as of December 31, 2002 consist of land of $850, buildings of $2,405 and accumulated amortization of $692.

The Company’s loss condition in the second quarter of 2002 required it to perform an analysis of long-lived assets to determine whether or not an impairment had occurred, which would require accounting recognition in accordance with generally accepted accounting principles. Accordingly, the Company undertook an analysis of its long-lived assets that it uses in its manufacturing operations at each of its plants and compared the net book value of those assets to the estimated undiscounted future cash flows associated with each of the applicable asset groups. As a result, the Company determined that an impairment of machinery and equipment used in its South Hill heavyweight fabrics manufacturing facility had occurred and recorded a $4,802 write-down to reduce the carrying value of machinery and equipment to its estimated fair value based on prices for similar assets. This charge is recorded as an asset impairment charge on the accompanying consolidated statement of operations. On August 1, 2002, the Company announced its decision to temporarily close the South Hill facility for at least six months. Any decision to reopen this facility will depend on market conditions in 2003.

During the second quarter of 2002, the Company committed to sell certain manufacturing equipment to an affiliate. The Company recorded a $1,014 write-down in the second quarter of 2002 to reduce the carrying value of these assets to their fair value of $551 as determined by a third party appraisal. The sale was finalized in August 2002. The charge of $1,014 associated with this write-down is included in asset impairment charges in the accompanying consolidated statement of operations. The $1,014 charge associated with the sale of this equipment is based upon the difference between the net book value of the equipment of $1,565 and the selling price of $551.

6.   Intangible Assets, net

      Intangible assets consist of the following:

	December 31, 2002	December 31, 2001

Amortized intangible assets:
Debt issuance costs	$4,102	$5,073
Prepaid lease costs	82	—
Accumulated amortization	(1,756)	(1,832)

	2,428	3,241
Unamortized intangible assets:
Unrecognized pension prior service cost	25	—
Goodwill	—	5,809

Accumulated Amortization	—	(1,083)

	—	4,726

Total intangible assets, net	$2,453	$7,967

The debt issuance costs are being amortized over the useful lives of the respective debt instruments.  The prepaid lease costs are being amortized over the lease term.

Amortization of deferred financing charges of $1,458, $1,348 and $788 for the years ended December 31, 2002, 2001, and 2000, respectively, has been included in interest expense. In 2002, BGF wrote off $314 of net debt issuance costs related to the senior credit facility due to the Company’s reduction in borrowing base under the forbearance agreement, dated August 13, 2002.  In 2001, BGF wrote off $573 of net debt issuance costs related to the senior credit facility due to an amendment dated September 28, 2001.  These costs have been classified as interest expense in the accompanying financial statements.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

In connection with the forbearance agreement entered into in 2002, the Company incurred $313 of deferred financing fees.  These fees are being amortized over the remaining term of the Senior Credit Facility.

The Company adopted the provisions of  SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill on the same date. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company completed its transitional goodwill impairment test in the second quarter of 2002. In performing this test, the Company estimated the fair value of its business on a discounted cash flow basis. Based on this analysis, the Company determined that recorded goodwill exceeded its implied fair value and an impairment charge was recorded. Accordingly, the Company recorded a noncash charge of $4,726, which is recognized as the cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations.  There was no income tax benefit recognized for this charge. Net income for the twelve months ended December 31, 2001 and 2000, exclusive of amortization of goodwill, was $(2,897) and $8,511, respectively.

7.   Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2002	December 31, 2001

Interest	$4,764	$4,836
Environmental	2,772	434
Payroll	146	163
Profit sharing and other benefits	1,137	154
Restructuring	99	467
Medical benefits	650	921
Other	754	667

Total accrued liabilities	$10,322	$7,642

Profit sharing and other benefits.   In 2002, the Company approved a management bonus of $1,050 to be paid in 2003 when liquidity becomes available.

Restructuring.   In 2001, the Company approved a restructuring plan that resulted in the reduction of the Company’s salary and wage workforce by approximately 25%. As a result of the restructuring, the Company incurred charges during the third quarter of 2001 of $502. The charges incurred were costs for salaried employee severance. Such payments were made in 2002.  Cash payments applied against the restructuring reserve in 2001 were approximately $35.

In August 2002, the Company announced the closure of its South Hill heavyweight fabrics facility, which became effective on October 1, 2002.  This resulted in a reduction of the Company’s salary and wage workforce by approximately 10%. Charges of  $327 related to severance payments to these employees were accrued during the third quarter of 2002.  Cash payments applied against the restructuring reserve in 2002 were approximately $695.

Environmental.    A September 1998 environmental site assessment discovered reportable quantities of polychlorinated biphenyls (“PCBS”) in soil at the Altavista plant in and around the former site of a heat transfer oil tank that the previous owner of the facility had removed in 1986, before the Company’s 1988 acquisition by the Porcher Group. The Company immediately reported the contamination to United States Environmental Protection Agency (“EPA”) and the Virginia Department of Environmental Quality (“VDEQ”).

The Company worked with the EPA and VDEQ to establish a sampling protocol. The assessment revealed that the plant was contaminated with PCBs inside in several rooms, outside in the soil, on the roof, in the sanitary and storm sewers, and in the creeks to which the storm sewers drain. The Company has also been informed that PCBs may have migrated their way into the city’s water treatment plant. A Site Characterization Report (“SCR”)  was submitted to the EPA in April 2001. The EPA responded to that report in May 2002 with a request for additional assessment. The Company responded to the EPA’s request in late June 2002 and proposed actions consistent with EPA’s request. The Company completed the additional assessment in January 2003 and expects to file an addendum to the SCR in the second quarter of 2003.  In light of these recent developments, the Company recorded an additional reserve of $2,063 during the three months ended June 30, 2002, which reflects the estimated remediation costs for the Altavista plant as obtained from an environmental specialist. However, such remediation costs are subject to approval of a remediation plan by the EPA which has not been obtained at this time. The Company also has contamination issues at its Cheraw facility. The estimated loss due to this contamination is $354, which is also reflected in the reserve.

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

8.  Debt

Debt consists of the following:

	December 31, 2002	December 31, 2001

Senior Credit Facility:
Revolving Credit Facility	$7,573	$27,000
Senior Subordinated Notes, net of unamortized discount of 1,217 and $1,417, respectively	$98,783	98,583
Note payable to parent	5,000	—

Total debt	$111,356	$125,583

During 2001 and 2002, the Company had a Senior Credit Facility with a syndicate of lenders and Wachovia Bank, N. A., as agent expiring in September 2003.  The Senior Credit Facility provided BGF with a revolving credit facility and a term facility that was paid off on September 28, 2001.  All borrowings under the revolving credit facility were limited to a calculated borrowing base, such that the total of all amounts outstanding cannot exceed the borrowing base, which is based on specified percentages of eligible accounts receivable and inventories.  As of December 31, 2002 and 2001, the interest rate on borrowings under the Senior Credit Facility was 8.2% and 4.6%, respectively.

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

The forbearance agreement was intended to expire on March 31, 2003. This agreement and amendment to the Senior Credit Facility provided for the following: (1) waiver of compliance with a certain interest coverage ratio until the quarter ended March 31, 2003, (2) a lower required level of consolidated net worth beginning with the quarter ended September 30, 2002, (3) available funding of up to approximately $24,000, in total, under the revolver, term loan, swingline, and letter of credit portions of the facility, (4) a requirement to reduce the aggregate level of outstanding commitments by $1,500 per month beginning August 31, 2002 and $2,000 per month, after the term loan has been reduced to zero, thereafter, (5) borrowing rates based on leverage ratio, and (6) an exit fee to be paid to the lenders, $250 by December 31, 2002 and $1,250 by March 31, 2003 for a total of $1,500, which will be waived by the lenders if an event of default does not occur and the principal balance is permanently reduced in full within these respective time periods.  The $250 was paid in December 2002.  As a result of the new financing agreement described below, the additional $1,250 exit fee was waived.

On February 14, 2003, the Company entered into a new financing arrangement with CIT Business Credit (the “CIT Facility”).  This provided the Company with the financing to reimburse all senior lenders under the Senior Credit Facility prior to the expiration of the forbearance agreement.  Also, BGF was able to make the interest payment originally due on January 15, 2003 on the Senior Subordinated Notes within the 30 day grace period.  The CIT Facility expires on June 30, 2003 and provides for the following:  (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods inventories of 85% and 15%, respectively with a $10,000 maximum borrowing cap; (2) a $250 weekly reduction of the uncapped collateral; (3) borrowing rates of LIBOR + 325 basis points or Chase Bank rate + 150 basis points; and (4) certain financial covenants including a minimum fixed charge coverage ratio and a cap on capital expenditures.

The Senior Subordinated Notes have been classified as a current liability as of December 31, 2002 due to the fact that payment of interest due in 2003 in contingent upon our ability to improve our liquidity in 2003.  Interest is at 10.25% and is payable semi-annually, January and July, through 2009.

BGF is currently pursuing longer term financing prior to the expiration of the CIT Facility.  However, there can be no assurance that we will find the financing on satisfactory terms, if at all, or that BGF will be able to comply with the terms of the credit agreement with CIT that would otherwise avoid an acceleration of debt under this agreement.

The fair value of the Senior Subordinated Notes as of March 26, 2003 and December 31, 2002 was approximately $40,120 and $48,000, respectively.

During the second quarter of 2002, the Company recorded charges of $533 associated with the pursuit of an asset based lending arrangement that was not consummated.

In addition, during the second quarter of 2002, the Company paid $363 to terminate its interest rate swap agreement. The amount remaining in other comprehensive income (loss) will be recognized in earnings over the remaining life of the underlying debt.

On August 13, 2002, the Company received $5,000 from Glass Holdings under a loan agreement whereby the loan is payable on demand at anytime after June 30, 2003. Interest on the loan is at 3.25% and is payable quarterly in arrears beginning December 2002 or may be added to the principal amount of the loan.

9. Capital lease obligation

In December 2002, the Company entered into a sale and leaseback agreement for its corporate headquarters facility located in Greensboro, North Carolina.  The transaction was accounted for as a financing.  The term of the lease is seven years and the interest rate implicit in the lease is 3.0%.  The net cash proceeds from this transaction were $2,466.  No gain or loss was recorded as a result of this transaction.  Under the terms of the sale-leaseback agreement, BGF is committed to the following future minimum lease payments at December 31, 2002:

Year Ending December 31,

2003	$400
2004	400
2005	400
2006	400
2007 and thereafter	1,167

Total minimum lease payments	2,767
Less amount representing interest	275

Total present value of minimum payments	2,492
Less current portion	329

Long-term capital lease obligation	$2,163

10.   Income Taxes

Income tax expense (benefit) consists of the following:

	2002

	Current	Deferred	Total

Federal	$(4,566)	$10,725	$6,159
State	(397)	1,073	676

	$(4,963)	$11,798	$6,835

	2001

	Current	Deferred	Total

Federal	$3,335	$(4,807)	$(1,472)
State	380	(776)	(396)

	$3,715	$(5,583)	$(1,868)

	2000

	Current	Deferred	Total

Federal	$9,265	$(4,370)	$4,895
State	1,413	(706)	707

	$10,678	$(5,076)	$5,602

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes is as follows:

	2002	2001	2000

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4%	5.1%	5.0%
Valuation allowance	(42.2)%	—	—
Goodwill impairment charge	(1.2)%	—	—
Other	(0.3)%	(3.6)%	0.2%

	(5.3)%	36.5%	40.2%

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

10.   Income Taxes—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2002	2001

Deferred tax assets:
Loan to parent	$15,758	$14,635
Inventories	1,828	1,020
Accrued liabilities	1,209	1,643
Accounts receivable	306	154
Tax credits	1,017	630
Retirement	3,146	1,003

	23,264	19,085
Valuation allowance	(18,858)	—

	4,406	19,085

Deferred tax liabilities:
Depreciation	(4,406)	(5,925)
Other	—	(1,150)

Total gross deferred tax liabilities	(4,406)	(7,075)

Net deferred tax asset	$—	$12,010

BGF is included in the consolidated federal tax return of Glass Holdings. Pursuant to a tax sharing agreement, BGF is required to make tax sharing payments to Glass Holdings with respect to BGF’s pro rata share of consolidated federal income tax liabilities which does not differ significantly from that which would be determined on a stand alone basis.

Prior to the second quarter 2002, BGF recorded interest income earned under the terms of the loan agreement with Glass Holdings for tax purposes. BGF did not record this income for financial reporting purposes, which results in a deferred tax asset. Full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings’ receipt of dividends and other distributions from its two subsidiaries, BGF and AGY Holdings, which are currently restricted from paying dividends and other distributions under their various debt instruments. During 2002, due to the poor operating performance and related liquidity constraints of BGF and AGY Holdings, BGF recorded a full valuation allowance against this and other deferred tax assets of approximately $18,858 as it is more likely than not that their benefits will not be realized in the future.

11.  Employee Benefits

Defined Contribution Plan.   BGF has a 401(k) savings plan for all employees.  Company contributions, if any, are made at the discretion of BGF’s Board of Directors. BGF allows participants an election of receiving their profit sharing, when applicable, in cash or as an employer contribution to the 401(k) plan. Plan expense amounted to  $0 for 2002 and 2001 and $2,500 in 2000.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

11.  Employee Benefits—(Continued)

Defined Benefit Pension Plan.  BGF has a defined benefit pension plan covering substantially all of its employees. Participating employees are required to contribute to the pension plan. Contributions to the pension plan in 2002 amounted to $1,167.  BGF made no contributions to the pension plan for 2001 and 2000.

A summary of the components of the defined benefit pension plans’ net periodic pension cost is as follows:

	2002	2001	2000

Service cost-benefits earned during the period	$846	$841	$677
Interest cost on projected benefit obligation	1,161	1,228	1,038
Expected return on plan assets	(1,028)	(1,226)	(1,212)
Recognized net actuarial gain	—	—	(135)
Net amortization and deferral	7	7	7

Net periodic pension expense	986	850	375
Curtailment	9	—	—
Settlement loss	1,377	—	—

Total pension expense	$2,372	$850	$375

Assumptions used:
Weighted-average discount rates	6.75%	7.25%	7.50%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

11.  Employee Benefits—(Continued)

The change in projected benefit obligation, the change in fair value of plan assets and the funded status of BGF’s pension plan at December 31 is summarized below:

	2002	2001

Change in projected benefits obligations:
Projected benefit obligation at beginning of year	$18,663	$16,388
Service cost	846	841
Interest cost	1,161	1,228
Actuarial (gain)/loss	58	1,000
Benefits paid	(8)	(1,555)
Plan participants’ contributions	696	761
Settlement	(5,387)	—

Projected benefit obligation at end of year	$16,029	$18,663

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$13,514	$15,377
Actual return on plan assets	(1,058)	(1,069)
Employee contributions	696	761
Employer contributions	1,167	—
Benefits paid	(8)	(1,555)
Settlement	(6,004)	—

Fair value of plan assets at end of year	$8,307	$13,514

Funded status	$(7,721)	$(5,148)
Unrecognized prior service cost	25	41
Unrecognized gain	3,677	2,311

Net amount recognized in balance sheet	$(4,019)	$(2,796)

As of December 31, 2002, the accumulated benefit obligation of the plan exceeded the fair market value of the plan assets.  In accordance with SFAS No. 87, “Employers’ Accounting for Pensions” the Company recorded a minimum pension liability totaling $1,476 which represents the excess of the accumulated benefit obligation over the fair market value of the plan assets and recorded a pension asset totaling $25 included in other assets equal to the unrecognized prior service cost as of December 31, 2002.  The minimum pension liability adjustment was recorded in other comprehensive income which is a component of stockholders’ equity.

	2002	2001

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(5,520)	$(2,796)
Minimum pension liability	1,476	—
Intangible asset	25	—

Net amount recognized	$(4,019)	$(2,796)

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

11.   Employee Benefits—(Continued)

Postretirement Benefits.   In addition to providing pension benefits, BGF provides certain retirement health care benefits to eligible employees. Employees become eligible for these benefits by attaining specified age and service requirements.

A summary of the components of the other postretirement benefit plan’s net periodic cost is as follows:

	2002	2001	2000

Other postretirement benefit plans:
Service cost-benefits earned during the period	$78	$91	$78
Interest cost on projected benefit obligation	132	135	138
Recognized net actuarial (gain) or loss	16	4	11

Total postretirement benefit expense	$226	$230	$227

Assumptions used:
Weighted-average discount rates	6.75%	7.25%	7.50%
Medical Trend Rate
First year rate	9.00%	10.00%	9.00%
Ultimate rate	5.25%	5.25%	6.00%
Select period	4 years	5 years	3 years

The change in projected benefit obligation, the change in fair value of plan assets and the funded status of BGF’s postretirement benefit plan at December 31 is summarized below:

	2002	2001

Change in projected benefit obligations:
Projected benefit obligation at beginning of year	$1,926	$1,910
Service cost	78	91
Interest cost	132	135
Plan participant contributions	114	110
Actuarial loss	188	167
Benefits paid	(169)	(487)

Projected benefit obligation at end of year	$2,269	$1,926

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	55	377
Employee contributions	114	110
Benefits paid	(169)	(487)

Fair value of plan assets at end of year	$—	$—

Funded status	$(2,269)	$(1,926)
Unrecognized loss	600	483

Net amount recognized in liabilities	$(1,669)	$(1,443)

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

11.   Employee Benefits—(Continued)

Assumed health care trend rates have a significant effect on the amounts reported for the postretirement benefit obligation. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	2002	2001

1% increase:
Effect on total of service and interest cost components	$28	$32
Effect on postretirement benefit obligation	$201	$209
1% decrease:
Effect on total of service and interest cost components	$(24)	$(27)
Effect on postretirement benefit obligation	$(175)	$(181)

Deferred Compensation Benefits.  BGF has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement or death.  The amounts accrued under this arrangement were $1,521 and $1,176 as of December 31, 2002 and 2001, respectively, and are reflected in postretirement benefit and pension obligations.  The Company funds a portion of these obligations through life insurance contracts on behalf of the executives participating in these arrangements.  Net cash surrender value included in other noncurrent assets was $287 and $481 at December 31, 2002, and December 31, 2001, respectively.

12.   Concentrations

BGF’s cash and cash equivalents are placed in major domestic and international banks. Deposits in such banks may exceed federally insured limits.

Substantially all of BGF’s raw materials are purchased from two suppliers. In the event suppliers are unable or unwilling to deliver glass, aramid or carbon yarns, the business, financial condition and results of operations could be materially adversely affected.

Substantially all of BGF’s trade accounts receivable are due from companies in the electronics, composites, insulation, filtration, construction and commercial industries. Management periodically performs credit evaluations of its customers and generally does not require collateral. Credit losses have historically been within management’s expectations.

The following table presents a summary of sales of significant customers as a percentage of BGF’s net sales:

	2002	2001	2000

Customer A	18.6%	19.0%	12.3%

Customer B	4.8%	6.0%	10.8%

13.   Segment Information

BGF operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. BGF’s principal market is the United States. Net sales by geographic area is presented below, with sales based on the location of the customer. BGF does not have any long-lived assets outside the United States.

	2002	2001	2000

United States	$124,708	$140,866	$186,050
Foreign	6,154	5,976	15,369

	$130,862	$146,842	$201,419

14.   Commitments and Contingencies

Operating Leases.   BGF leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and noncancelable operating leases. Rent expense amounted to $941, $1,083 and $711 for the years ended December 31, 2002, 2001 an 2000, respectively. Under the terms of noncancelable operating leases, BGF is committed to the following future minimum lease payments at December 31, 2002:

Fiscal Year

2003	$713
2004	562
2005	455
2006	423
Thereafter	170

Legal Matters.   From time to time BGF is involved in various legal proceedings arising in the ordinary course of business.  Management believes that the ultimate resolution of these legal matters will not have a material adverse impact on BGF’s financial position or results of operations.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

15.   Related Party Transactions

Related party balances at December 31, 2002, 2001, and 2000 and transactions for the years ended December 31 were as follows:

	2002	2001	2000

Trade accounts receivable from Porcher	$10	$52	$42

Trade accounts receivable from other affiliated companies	$4	$57	$822

Receivable for reimbursable expenses from Porcher	$12	$32	$13

Sales to Porcher and affiliates	$484	$240	$1,946

Management fees to affiliate of Porcher	$—	$—	$478

Management fees to Porcher	$—	$—	$12

Fees to a subsidiary of Glass Holdings	$964	$641	$949

Fees to an affiliate included in accounts payable	$110	$—	$146

Due from affiliate in other current assets	$34	$74	$80

Purchases from Porcher and affiliated companies, excluding Advanced Glassfiber Yarns, LLC	$889	$4,685	$5,419

Affiliated purchases included in accounts payable	$118	$224	$775

Payable to (receivable from) Glass Holdings, for taxes included in accrued expenses (other current assets)	$(4,845)	$(823)	$4,883

Non-interest bearing loan receivable from affiliate of Glass Holdings	$—	$150	$150

Loan receivable from Glass Holdings	$10,968	$116,379	$126,310

Payable to Advanced Glassfiber Yarns LLC	$757	$171	$3,158

Receivable from Advanced Glassfiber Yarns LLC	$147	$1,052	$411

Reimbursable expenses and lease income from Advanced Glassfiber Yarns LLC	$1,126	$885	$1,282

Purchases from Advanced Glassfiber Yarns LLC	$19,119	$25,902	$41,279

Commissions to Porcher	$59	$204	$389

Service fees from subsidiaries of Porcher	$3	$33	$32

Consulting fees to a former director of BGF	$5	$10	$11

Interest income from Glass Holdings	$—	$1,103	$1,200

Note payable to Glass Holdings	$5,000	$—	$—

Interest payable on note to Glass Holdings	$40	$—	$—

Interest expense on note to Glass Holdings	$64	$—	$—

Proceeds from sale of equipment to a subsidiary of Glass Holdings	$551	$—	$—

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

15.   Related Party Transactions—(Continued)

On December 10, 2002, AGY, a major supplier of BGF, filed for protection under Chapter 11 of the U. S. bankruptcy code.  AGY is currently operating with a Debtor In Possession financing arrangement.  However, there is no assurance that long-term liquidity will remain adequate, which may negatively impact AGY’s ability to operate and deliver raw materials to BGF.  To date, AGY, and consequently BGF, have not experienced interruptions in operations or supply of material.  Although no assurances can be provided, the Company does not believe that AGY’s bankruptcy will have a material adverse effect on BGF’s operations.

On September 30, 1998, AGY Holdings, an affiliate of BGF, purchased a 51% ownership interest in AGY. In connection with the acquisition, BGF loaned Glass Holdings approximately $138,590 to provide Glass Holdings a portion of the capital necessary to fund the acquisition. The loan from BGF to Glass Holdings is evidenced by promissory notes that bear interest at the Cost of Funds Rate for BGF for the calendar year immediately preceding the date on which any interest is due. With respect to any period of determination, the Cost of Funds Rate means a rate per annum equal to the blended interest rate, as reasonably calculated by BGF, applicable to borrowings of BGF during such period in respect of indebtedness incurred by BGF, to fund the loan to Glass Holdings. Accrued interest is due and payable on the first business day of February of each year commencing on February 1, 1999 and on any date on which any principal is due. The promissory notes are payable on October 31, 2008 or such later date as may be agreed to by BGF and Glass Holdings.  During the term of the loan, BGF has not recorded interest income earned under the terms of the loan agreement due to the fact that full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings’ receipt of dividends and other distributions from its two subsidiaries, BGF and Advanced Glassfiber, which are currently restricted from paying dividends and other distributions under their debt agreements.  Interest in arrears as of December 31, 2002 and 2001 totaled $49,762 and $38,098, respectively.  BGF received payments from Glass Holdings totaling $7,700 and $11,034 in 2002 and 2001, respectively.  BGF and Glass Holdings agreed that while there are interest amounts in arrears, any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest.  However, due to the uncertainty of the ultimate collectibility of the loan which arose during 2002, all payments are now recorded as principal payments.  Accordingly, BGF reflected $7,700 and $9,931 of the cash payments received in 2002 and 2001, respectively as a reduction of principal and $1,103 was recognized as interest income in 2001 (recorded in other income on the consolidated statement of operations).

As a result of AGY’s bankruptcy filing, and consequently the financial condition of AGY Holdings, evaluations of the potential impairment of the loan from Glass Holdings to AGY Holdings and the similar loan from BGF to Glass Holdings were performed.  Based on the current tax positions of the three companies and the insolvency of AGY Holdings and our liquidity situation, it was determined that a reserve should be recorded against BGF’s loan to Glass Holdings for amounts not deemed collectible.  Accordingly, BGF recorded a reserve of $97,711 during 2002 to properly reflect the estimated realizability of BGF’s loan to Glass Holdings.  At December 31, 2002 and 2001, the net loan balance to Glass Holdings totalling $10,968 and $116,379, respectively, has been included as a contra equity account in the consolidated financial statements.  The Company has estimated the realizable portion of the loan to parent as of December 31, 2002 based primarily on an anticipated tax refund due to Glass Holdings; however, there can be no assurance that the Company will receive all of these proceeds from Glass Holdings.  Accordingly, additional reserves may be required.

BGF INDUSTRIES, INC.
(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

16. Quarterly Financial Information (Unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2002 and 2001:

2002 By Quarter	First	Second	Third	Fourth

Net sales	$36,343	$34,519	$31,093	$28,907
Gross profit (loss)	521	(2,163)	2,124	1,962
Operating income (loss)	(822)	(13,115)	(2,279)	(1,171)
Net income (loss)(1)	(7,265)	(27,318)	(3,860)	(102,130)

2001 By Quarter	First	Second	Third	Fourth

Net sales	$46,558	$34,426	$35,178	$30,680
Gross profit	8,257	4,020	2,522	404
Operating income	5,557	2,153	1,626	(1,706)
Net income (loss)	1,466	19	(1,275)	(3,288)

(1) During the fourth quarter of 2002, a reserve of $97,711 was established against the company’s loan to parent. See Note 15.

17.   Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13”. This Statement modifies or amends several other authoritative pronouncements, including those covering gains and losses from extinguishment of debt.   Management does not believe this statement will have a material impact on the Company.

In June 2002, the FASB issued Statement No. 146, “Accounting for Exit and Disposal Activities”, which is required to be adopted for disposal activities initiated after December 31, 2002. Management does not believe this statement will have a material impact on the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  This Interpretation clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  Management does not believe this Interpretation will have a material impact on the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  The primary objective of the Interpretation is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and how to determine when and which business enterprise should consolidate the variable interest entity.  Management does not believe this Interpretation will have a material impact on the Company.

18.  Subsequent Events

As discussed in Note 8, the Company entered into a financing agreement with a new lender and repaid its Senior Credit Facility in February 2003.

Schedule II - Valuation and Qualifying Accounts

(In thousands)

		Column C

Column A	Column B	Additions			Column D	Column E

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited to Other Accounts)		Deductions	Balance at End of Period

Allowance for doubtful accounts, returned goods and discounts deducted from accounts receivable in the balance sheets:
Year ended December 31, 2002	$400	$26		$—	$110	$316
Year ended December 31, 2001	$663	$20		$—	$283	$400
Year ended December 31, 2000	$769	$—	$		$106	$663
Allowance for obsolete inventory:
Year ended December 31, 2002	$2,634	$5,624		$—	$4,110	$4,148
Year ended December 31, 2001	$1,691	$1,119		$—	$176	$2,634
Year ended December 31, 2000	$1,372	$401		$—	$82	$1,691
Restructuring Reserve:					—
Year ended December31, 2002	$467	$250		$—	$618	$99
Year ended December 31, 2001	$—	$502		$—	$35	$467
Environmental Reserve:
Year ended December31, 2002	$434	$2,527		$—	$189	$2,772
Year ended December 31, 2001	$135	$600		$—	$301	$434
Year ended December 31, 2000	$309	$150		$—	$324	$135

S-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2003.

BGF INDUSTRIES, INC.

By:	/s/ JAMES R. HENDERSON

James R. Henderson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2003.

Signature	Title

/s/ PHILIPPE PORCHER	Chairman of the Board of Directors

Philippe Porcher

/s/ JAMES R. HENDERSON	President

James R. Henderson

/s/ PHILIPPE R. DORIER	Chief Financial Officer
(Principal Financial and Accounting Officer)
Philippe R. Dorier

CERTIFICATIONS

Form of Certification of Sarbanes-Oxley Section 302(a) Certification

I, James R. Henderson, certify that:

1.	I have reviewed this annual report on Form 10-K of BGF Industries, Inc.;

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

2

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

March 28, 2003

/s/ JAMES R. HENDERSON

James R. Henderson
President

Form of Certification of Sarbanes-Oxley Section 302(a) Certification

I, Philippe R. Dorier, certify that:

1.	I have reviewed this annual report on Form 10-K of BGF Industries, Inc.;

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

3

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

March 28, 2003

/s/ PHILIPPE R. DORIER

Philippe R. Dorier
Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12
OF THE ACT

No annual report or proxy statement has been sent to security holders of the Registrant.

4