Form 10-Q
period 2003-03-31
BGF INDUSTRIES INC
filed 2003-05-15
CIK 1078394

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of May 14, 2003.

================================================================================

                              BGF INDUSTRIES, INC.
              QUARTERLY REPORT FOR THE THREE MONTHS AND NINE MONTHS
                              ENDED March 31, 2003

                                TABLE OF CONTENTS

                                                                                                                   Page No.
                                                                                                                   --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002.......................    3

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months
            ended March 31, 2003 and 2002 (unaudited).............................................................    4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited).....    5

         Notes to the Consolidated Financial Statements...........................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
            Overview..............................................................................................   11
            Critical Accounting Policies..........................................................................   12
            Environmental Issues..................................................................................   12
            Results of Operations.................................................................................   13
            Liquidity and Capital Resources.......................................................................   14
            Recent Accounting Pronouncements......................................................................   15
            Disclosure Regarding Forward Looking Statements.......................................................   15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................................   16

Item 4.  Controls and Procedures..................................................................................   16

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.........................................................................   17

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                              March 31,    December 31,
                                                                 2003          2002
                                                             -----------   ------------
                                                             (unaudited)
                           ASSETS

Current assets:
   Cash and cash equivalents                                  $  4,179       $  1,171

   Trade accounts receivable, less allowance for returns
      and doubtful accounts of $345 and $316, respectively      13,775         10,197
   Inventories                                                  23,882         22,635
   Other current assets                                          4,432          9,674
                                                              --------       --------
      Total current assets                                      46,268         43,677
Net property, plant and equipment                               46,326         47,943
Intangible assets, net                                           3,140          2,453
Other noncurrent assets, net                                       298            288
                                                              --------       --------
      Total assets                                            $ 96,032       $ 94,361
                                                              ========       ========

     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                           $  6,458       $  4,389
   Accrued liabilities                                           8,196         10,322
   Current portion of capital lease obligation                     331            329
   Current portion of long-term debt, net of discount of
      $1,167 and $1,217, respectively                          103,833        111,356
                                                              --------       --------
      Total current liabilities                                118,818        126,396
Capital lease obligation, net of current portion                 2,080          2,163
Deferred income taxes                                            3,206          3,206
Postretirement benefit and pension obligations                   9,018          8,711
                                                              --------       --------
      Total liabilities                                        133,122        140,476
                                                              --------       --------

Commitments and contingencies

Stockholder's equity (deficit):
   Common stock, $1.00 par value. Authorized 3,000 shares;
      issued and outstanding 1,000 shares                            1              1
   Capital in excess of par value                               34,999         34,999
   Accumulated deficit                                         (69,770)       (68,592)
   Accumulated other comprehensive loss                         (1,476)        (1,555)
   Loan to parent                                                 (844)       (10,968)
                                                              --------       --------
      Total stockholder's equity (deficit)                     (37,090)       (46,115)
                                                              --------       --------
      Total liabilities and stockholder's equity (deficit)    $ 96,032       $ 94,361
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

                                                            For the Three Months
                                                                Ended March 31,
                                                            --------------------
                                                               2003      2002
                                                             -------   -------
                                                                (unaudited)
Net sales ..............................................     $33,636   $36,343
Cost of goods sold .....................................      29,060    35,822
                                                             -------   -------
      Gross profit .....................................       4,576       521
Selling, general and administrative expenses ...........       2,102     1,343
                                                             -------   -------
      Operating income (loss) ..........................       2,474      (822)
Interest expense .......................................       3,654     3,333
Other income, net ......................................          (2)       --
                                                             -------   -------
   Loss before income taxes ............................      (1,178)   (4,155)
Income tax benefit .....................................          --    (1,616)
                                                             -------   -------
   Net loss ............................................      (1,178)   (2,539)
Other comprehensive income net of tax:
   Reclassification to earnings ........................          79        --
   Change in fair value of cash flow hedge .............          --        87
                                                             -------   -------
Total comprehensive loss ...............................     $(1,099)  $(2,452)
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

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                          For the Three Months
                                                                            Ended March 31,
                                                                          --------------------
                                                                            2003        2002
                                                                          --------   ---------
                                                                               (unaudited)
Cash flows from operating activities:
   Net loss                                                               $ (1,178)  $ (2,539)
   Adjustment to reconcile net loss to net cash provided by
      operating activities:
      Depreciation                                                           1,803      2,271
      Amortization                                                             694        188
      Amortization of discount on notes                                         50         50
      Deferred income taxes                                                     --     (1,153)
      Postretirement benefit and pension obligations                           308        363
   Change in assets and liabilities:
      Trade accounts receivable, net                                        (3,578)    (4,268)
      Other current assets                                                   5,242         (4)
      Inventories                                                           (1,247)     2,610
      Other assets                                                             (11)      (141)
      Accounts payable                                                       2,069      5,128
      Accrued liabilities                                                   (2,047)    (2,287)
                                                                          --------   --------
         Net cash provided by operating activities                           2,105        218
                                                                          --------   --------
Cash flows from investing activities:
      Purchases of property, plant and equipment                              (187)    (1,242)
                                                                          --------   --------
         Net cash used in investing activities                                (187)    (1,242)
                                                                          --------   --------
Cash flows from financing activities:
      Book overdraft                                                            --      2,012
      Proceeds from revolving credit facility                               10,000     17,000
      Payments on revolving credit facility                                (17,573)   (18,000)
      Payment received on loan to parent                                    10,124         --
      Payments on capital lease obligation                                     (81)        --
      Deferred financing costs                                              (1,380)        --
                                                                          --------   --------
         Net cash provided by financing activities                           1,090      1,012
                                                                          --------   --------
      Net increase (decrease) in cash and cash equivalents                   3,008        (12)
      Cash and cash equivalents at beginning of period                       1,171         22
                                                                          --------   --------
      Cash and cash equivalent at end of period                           $  4,179   $     10
                                                                          ========   ========
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                            $  5,512   $  5,666
                                                                          ========   ========
      Cash paid (received) during the period for income taxes             $ (5,984)  $    587
                                                                          ========   ========
Supplemental  disclosure of non-cash investing and financing activities
   Property and equipment financed in accounts payable                    $    206   $    319
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

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. ("the Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2002 on file with the Securities and Exchange Commission in the 2002 Annual Report on Form 10-K.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the Company's more complex judgments and estimates are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

2.   Liquidity and Financial Condition

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate the Company's continued existence as a going concern. The Company experienced a rapid deterioration of its liquidity and financial condition beginning in the second quarter of 2002 which continued throughout the remainder of 2002 as a result of worsening industry and economic conditions that had an adverse effect on its ability to generate revenue and sufficient liquidity to fund its operations. The Company incurred net losses for the year ended December 31, 2002 of approximately $140,573 and had an $82,719 working capital deficiency and a $46,115 stockholder's deficit as of December 31, 2002. The Company incurred net losses of $1,178 for the three months ended March 31, 2003 and had a $72,550 working capital deficiency and a $37,090 stockholder's deficit as of March 31, 2003.

During the three months ended March 31, 2003, the Company continued to operate under its restructured business plan which was implemented during the three months ended June 30, 2002. The Company's South Hill heavyweight fabrics facility has remained closed to reduce excess capacity and the Company has maintained its cost cutting initiatives. The Company has continued to explore strategic alternatives including a possible capital restructuring and alternative financing arrangements.

On February 14, 2003, the Company entered into a short term financing arrangement with CIT Business Credit (the "CIT Facility"). This provided the Company with the financing to reimburse all senior lenders under its previously existing Senior Credit Facility prior to the expiration of a forbearance agreement executed on August 13, 2002 with the lenders under the Senior Credit Facility. Also, on February 14, 2003, the Company was able to make the interest payment originally due on January 15, 2003 on the Company's 10 1/4% Series B Senior Subordinated Notes within the 30-day grace period. During March 2003, the Company fully repaid the CIT Facility and in April 2003, the Company terminated the financing arrangement. (See Note 7).

On May 14, 2003, the Company received a commitment letter from Foothill Capital Corporation ("FCC") for a five year financing arrangement (the "FCC Loan"), subject to certain conditions precedent to closing. The FCC Loan is for a maximum revolver credit line of $40,000 (see Note 7). However, there can be no assurance that the Company will be successful in its efforts to obtain this additional financing or any other financing that would be sufficient to sustain its business operations.

The Company's continued existence is dependent upon several factors including its ability to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes, and secure additional and/or replacement financing to meet its working capital needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

2.   Liquidity and Financial Condition - (Continued)

As discussed further in Note 11, an affiliate and major supplier of the Company, Advanced Glassfiber Yarns LLC ("AGY") filed for bankruptcy under Chapter 11 of the US Bankruptcy Code, in December 2002. This could result in the risk that obtaining raw material from sources other than AGY would be more costly and could be disruptive to the Company's business. There has been no impact on the Company's operations in the first quarter of 2003. The Company has not fully implemented contingency plans to secure alternative supplies of raw materials.

3.   Inventories

Inventories consist of the following:

                                                       March 31,    December 31,
                                                          2003          2002
                                                      -----------   ------------
                                                      (unaudited)
Supplies...........................................     $ 1,400       $ 1,460
Raw materials......................................       2,008         1,285
Stock-in-process...................................       4,066         3,729
Finished goods.....................................      16,408        16,161
                                                        -------       -------
                                                        $23,882       $22,635
                                                        =======       =======

4.   Property, Plant and Equipment, Net

Net property, plant and equipment consists of the following:

                                                       March 31,    December 31,
                                                          2003          2002
                                                      -----------   ------------
                                                      (unaudited)
Land...............................................    $  3,155       $  3,155
Buildings..........................................      42,214         42,214
Machinery and equipment............................      80,991         80,803
                                                       --------       --------
Gross property, plant and equipment................     126,360        126,172
Less: accumulated depreciation.....................     (80,034)       (78,229)
                                                       --------       --------
Net property, plant and equipment..................    $ 46,326        $47,943
                                                       ========       ========

5.   Intangible Assets, net

Intangible assets consist of the following:

                                                       March 31,    December 31,
                                                          2003          2002
                                                      -----------   ------------
                                                      (unaudited)
Amortized intangible assets:
   Debt issuance costs                                  $ 4,982       $ 4,102
   Prepaid lease costs                                       82            82
   Accumulated amortization                              (1,949)       (1,756)
                                                        -------       -------
                                                          3,115         2,428
Unamortized intangible assets:
   Unrecognized pension prior service cost                   25            25
                                                        -------       -------
Total intangible assets, net                            $ 3,140       $ 2,453
                                                        =======       =======

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

The debt issuance costs are being amortized over the lives of the respective debt instruments. The prepaid lease costs are being amortized over the lease term.

In connection with obtaining new financing in 2003, the Company incurred $1,205 of deferred financing fees related to the new financing arrangement with CIT Business Credit ("CIT"), of which $480 has been amortized as of March 31, 2003. The net balance of these fees will be written off in the second quarter 2003 due to the termination of the CIT Facility, as discussed in Note 7. In connection with efforts to pursue long-term financing, the Company incurred $175 of deferred financing fees during the three months ended March 31, 2003. The fees related to the pursuit of obtaining long-term financing will be amortized over the life of the long-term financing arrangement.

Amortization of deferred financing charges of $594 and $188 for the three months ended March 31, 2003 and 2002, respectively, has been included in interest expense. In 2003, BGF wrote off $100 of net debt issuance costs related to the Senior Credit Facility. These costs have been classified as interest expense in the accompanying financial statements.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

                                                       March 31,    December 31,
                                                          2003          2002
                                                      -----------   ------------
                                                      (unaudited)
Interest                                                 $2,172        $ 4,764
Environmental                                             2,752          2,772
Payroll                                                     847            146
Profit sharing and other benefits                           307          1,137
Restructuring                                                50             99
Medical benefits                                            650            650
Other                                                     1,418            754
                                                         ------        -------
   Total accrued liabilities                             $8,196        $10,322
                                                         ======        =======

Profit sharing and other benefits. In 2002, the Company approved a management bonus of $1,050 to be paid in 2003 when liquidity permitted. This bonus was paid in the first quarter of 2003.

Restructuring. In August 2002, the Company announced the closure of its South Hill heavyweight fabrics facility, which became effective on October 1, 2002. This resulted in a reduction of the Company's salary and wage workforce by approximately 10%. Cash payments applied against the restructuring reserve in the first quarter of 2003 were approximately $49.

Environmental. A September 1998 environmental site assessment discovered reportable quantities of polychlorinated biphenyls ("PCBS") in soil at the Altavista plant in and around the former site of a heat transfer oil tank that the previous owner of the facility had removed in 1986, before the Company's 1988 acquisition by the Porcher Group. The Company immediately reported the contamination to United States Environmental Protection Agency ("EPA") and the Virginia Department of Environmental Quality ("VDEQ").

The Company worked with the EPA and VDEQ to establish a sampling protocol. The assessment revealed that the plant was contaminated with PCBs inside in several rooms, outside in the soil, on the roof, in the sanitary and storm sewers, and in the creeks to which the storm sewers drain. The Company has also been informed that PCBs may have migrated their way into the city's water treatment plant. A Site Characterization Report ("SCR") was submitted to the EPA in April 2001. The EPA responded to that report in May 2002 with a request for additional assessment. The Company responded to the EPA's request in late June 2002 and proposed actions consistent with the EPA's request. The Company completed the additional assessment in January 2003 and expects to file an addendum to the SCR in the second quarter of 2003. The Company's environmental reserve reflects the estimated remediation costs for the Altavista plant as obtained from an environmental specialist. However, such remediation costs are subject to approval of a remediation plan by the EPA that has not been obtained at this time. The Company also has contamination issues at its Cheraw facility. The estimated loss due to this contamination is $354, which is also reflected in the reserve.

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

7.   Debt

Debt consists of the following:

                                                       March 31,    December 31,
                                                          2003          2002
                                                      -----------   ------------
                                                      (unaudited)
Senior Credit Facility:
   Revolving Credit Facility                            $     --      $  7,573
Senior Subordinated Notes, net of unamortized
   discount of $1,167 and $1,217, respectively            98,833        98,783
Note payable to parent                                     5,000         5,000
                                                        --------      --------
   Total debt                                           $103,833      $111,356
                                                        ========      ========

During 2002, the Company had a Senior Credit Facility with a syndicate of lenders expiring in September 2003. On August 13, 2002, the Company and its senior lenders executed a forbearance agreement with respect to breaches of certain financial covenants under the Senior Credit Facility. The forbearance agreement was intended to expire on March 31, 2003. This agreement and amendment to the Senior Credit Facility provided for the following: (1) waiver of compliance with a certain interest coverage ratio until the quarter ended March 31, 2003, (2) a lower required level of consolidated net worth beginning with the quarter ended September 30, 2002, (3) available funding of up to approximately $24,000, in total, under the revolver, term loan, swingline, and letter of credit portions of the facility, (4) a requirement to reduce the aggregate level of outstanding commitments by $1,500 per month beginning August 31, 2002 and $2,000 per month, after the term loan has been reduced to zero, thereafter, (5) borrowing rates based on leverage ratio, and (6) an exit fee to be paid to the lenders, $250 by December 31, 2002 and $1,250 by March 31, 2003 for a total of $1,500, to be waived by the lenders if an event of default did not occur and the principal balance was permanently reduced in full within these respective time periods. The $250 was paid in December 2002. As a result of the new financing agreement with CIT Business Credit described below, the additional $1,250 exit fee was waived.

On February 14, 2003, the Company entered into a short-term financing arrangement with CIT Business Credit (the "CIT Facility"). This provided the Company with the financing to reimburse all senior lenders under the Senior Credit Facility prior to the expiration of the forbearance agreement discussed above. Also, on February 14, 2003, BGF was able to make the interest payment originally due on January 15, 2003 on the Senior Subordinated Notes within the 30 day grace period. The CIT Facility was scheduled to expire on June 30, 2003 and provided for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods inventories of 85% and 15%, respectively with a $10,000 maximum borrowing cap; (2) a $250 weekly reduction of the uncapped collateral; (3) borrowing rates of LIBOR + 325 basis points or Chase Bank rate + 150 basis points; and (4) certain financial covenants including a minimum fixed charge coverage ratio and a cap on capital expenditures. In March 2003, the Company repaid the full amount of its borrowings under the CIT Facility and in April 2003, the Company terminated its arrangement with CIT. The Company paid an early termination fee of $100 in April 2003.

On May 14, 2003, the Company received a commitment letter from Foothill Capital Corporation ("FCC") for a five year financing arrangement (the "FCC Loan"), subject to certain conditions precedent to closing. The FCC Loan is for a maximum revolver credit line of $40,000 with an L/C sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line of $6,000 of which the principal would be amortized over 60 months. FCC would have a first priority, perfected security interest in the Company's assets. The FCC Loan would provide for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 45% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $15,000 or 80% of the net orderly liquidation value; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7,000 and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities;

                              BGF INDUSTRIES, INC.
               (a wholly owned subsidiary of Glass Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

(3) certain financial covenants including (i) a minimum closing availability of $12,000 including unrestricted cash on hand, (ii) a minimum excess availability at all times, (iii) a minimum monthly EBITDA level in 2003 building to a trailing 12 month calculation in 2004 and (iv) a cap on yearly capital expenditures of $2,000 and; (4) an early termination fee of 5% in year one decreasing by 1% each year thereafter. The FCC proceeds would be used to (1) finance ongoing working capital, capital expenditures, and general corporate needs of the Company, (2) retire other outstanding debt and; (3) fund certain fees and expenses associated with the loan transaction. The FCC Loan will be guaranteed by the Company's parent, Glass Holdings. Although the Company expects to consummate the FCC financing during the second quarter of 2003, there can be no assurance that such financing will be obtained or that it will be obtained on the terms previously described. However, there can be no assurance that the Company will be successful in its efforts to obtain additional financing in order to sustain its business operations.

The Senior Subordinated Notes have been classified as a current liability as of March 31, 2003 and December 31, 2002 due to the fact that payment of interest due in 2003 is contingent upon the Company's ability to improve its liquidity in 2003. Interest is at 10.25% and is payable semi-annually in January and July through 2009.

The fair value of the Senior Subordinated Notes as of May 12, 2003 and March 31, 2003 was approximately $47,000 and $42,000, respectively.

On August 13, 2002, the Company received $5,000 from Glass Holdings under a loan agreement whereby the loan is payable on demand at anytime after June 30, 2003. Interest on the loan is at 3.25% and is payable quarterly in arrears beginning December 2002 or may be added to the principal amount of the loan.

8.   Segment Information

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

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                           2003        2002
                                                         -------      -------
                                                              (unaudited)
United States......................................      $31,808      $34,917
Foreign............................................        1,828        1,426
                                                         -------      -------
                                                         $33,636      $36,343
                                                         =======      =======

9.   Commitments and Contingencies

As discussed in Note 6, the Company has environmental exposures associated with two of its manufacturing facilities.

From time to time, the Company is involved in various other legal proceedings and environmental matters arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact of the Company's financial position or results of operations.

As permitted by Delaware law, the Company has entered into indemnification agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company's request, in such capacity. The maximum potential amount of future payments that the Company could be required to make under these agreements is limited. As a result of its insurance coverage, the Company believes that the estimated fair value of the Company's indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of March 31, 2003.

10.  Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board ("FASB"), issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". The primary objective of the Interpretation is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and how to determine when and where business enterprises should consolidate the variable interest entity. Management does not believe this Interpretation will have a material impact on the Company.

11.  Related Party Transactions

An affiliate of the Company, AGY, is also a major supplier and filed for bankruptcy under Chapter 11 of the US Bankruptcy Code in December 2002. This could result in the risk that obtaining raw materials from sources other than AGY would be more costly and could be disruptive to the Company's business. The Company has not fully implemented contingency plans to secure alternative supplies of raw materials as of March 31, 2003. The Company purchased $6,169 of raw materials from AGY in the first quarter of 2003.

During the first quarter of 2003, the Company's parent, Glass Holdings, received a tax refund related to the filing of the 2002 consolidated tax return. In March 2003, $15,619 of this tax refund was remitted to BGF, of which $9,624 was applied to the loan receivable from Glass Holdings. The remaining balance of $5,995 reduced the Company's income tax receivable. An additional $500 from Glass Holdings was received during the first quarter of 2003 and was also applied against the loan receivable.

12.  Subsequent Event

As discussed in Note 7, the CIT Facility was terminated in April 2003. On May 14, 2003, the Company received a commitment letter from FCC for a five year financing arrangement.

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

You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with our audited consolidated financial statements and related notes as of and for the year ended December 31, 2002 set forth in our 2002 Annual Report on Form 10-K.

Overview

Our business focuses on the production of value-added specialty woven and non-woven fabrics made from glass, carbon and aramid yarns. Our fabrics are a critical component in the production of a variety of electronic, filtration, composite, insulation, construction and commercial products. Our glass fiber fabrics are used by our customers in printed circuit boards, that are integral to virtually all advanced electronic products, including computers and cellular telephones. Our fabrics are also used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, power generation and oil refining.

The economic downturn that began during 2001 caused most companies in the electronics industry (a significant market segment of our business) to re-evaluate their expectations with respect to how they believed they would perform through 2002. We did not immediately experience the effects of changing conditions in the economy or the electronics industry and believed that the downturn in the electronics industry (based on historically high levels of demand) was likely to be temporary. Accordingly, we proceeded to maintain our normal levels of production through mid 2001 based on our belief that the economy would recover, demand would increase and that we would be largely unaffected by a decline in the electronics industry. During the second half of 2001, when management determined that the electronics industry would not improve during the remainder of the year, we engaged in an aggressive inventory and cost reduction program that has continued into 2003. Sales of electronics fabrics decreased $3.4 million, or 28.8%, for the three months ended March 31, 2003 as compared to March 31, 2002.

Recent conditions in the aerospace industry, which is a large component of our composite fabrics market, have negatively impacted sales of our composite fabrics. We believe that the airline industry may continue to experience losses throughout 2003.

Accordingly, airlines are seeking to conserve cash by deferring or cancelling aircraft purchases. Sales of composite fabrics increased $0.5 million, or 4.6%, for the three months ended March 31, 2003 as compared to March 31, 2002. At this time, we expect the composite market to remain relatively flat through the second quarter of 2003.

Sales of our filtration fabrics used by industrial customers to control emissions into the environment increased $1.2 million, or 18.5%, for the three months ended March 31, 2003 as compared to March 31, 2002. This increase is due to an increase in demand for replacement filtration bags.

We have taken certain steps to restructure our operations aimed at strengthening business including, but not limited to, (i) maintaining an aggressive cost cutting program, (ii) closing our South Hill heavy weight fabrics facility and consolidating the operations into our newly constructed South Hill multilayer facility to reduce excess capacity and (iii) engaging the crisis management consulting firm of Realization Services, Inc. to assist in formulating and implementing a plan to restructure operations and explore other strategic alternatives including a possible capital restructuring. The plan is essentially focused on maximizing our asset utilization and reducing inventory levels and costs. In 2002, we reduced inventories $16.4 million, or 42.1%, to $22.6 million as of December 31, 2002 from $39.0 million as of December 31, 2001. Inventory increased $1.3 million , or 5.8%, to $23.9 million as of March 31, 2003 as compared to December 31, 2002. This increase was due to a rebuild of inventory after the shut down of our plants during two weeks at the end of 2002. As of March 31, 2003, we reduced our debt by $7.6 million, or 6.8%, to $103.8 million as compared to $111.4 million as of December 31, 2002. We are currently exploring long term asset based financing and expect to have an arrangement finalized by the end of the second quarter of 2003.

On May 14, 2003, we received a commitment letter from Foothill Capital Corporation ("FCC") for a five year financing arrangement (the "FCC Loan"), subject to certain conditions precedent to closing. The FCC Loan is for a maximum revolver credit line of $40.0 million (see "Liquidity and Capital Resources"). Although we expect to consummate the FCC financing during the second quarter of 2003, there can be no assurance that such financing will be obtained or that it will be obtained on the terms described in this Quarterly Report. Furthermore, there can be no assurance that we will be successful in our efforts to obtain other financing in order to sustain our business operations.

There can be no assurance that we will be successful in our efforts to restructure our operations or that a restructuring of our operations will actually improve our operating results or financial condition. There also can be no assurance that we will obtain on satisfactory terms, if at all, the financing we need to sustain our business operations or continue to make required payments on our Senior Subordinated Notes. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect our more complex judgments and estimates are described in the Annual Report on Form 10-K for the year ended December 31, 2002. Significant charges recorded in the first quarter of 2003 include:

Debt Issuance Costs. In connection with the CIT Business Credit agreement (the "CIT Facility") entered into on February 13, 2003, we paid approximately $1.2 million of deferred financing fees. These costs have been recorded as an asset and are being amortized to interest expense over the life of the CIT Facility, which is through June 30, 2003. Upon termination of the CIT Facility in April, 2003, the net balance of these deferred financing costs will be written off to interest expense. Also, in connection with the pursuit of long-term financing, we have incurred approximately $0.2 million of deferred financing fees. These fees have been recorded as an asset and will be amortized to interest expense over the life of any newly-obtained long-term arrangement. In 2003, we wrote off $0.1 million of net debt issuance costs related to the Senior Credit Facility, which was paid off as of February 14, 2003.

Environmental Issues

In the course of a September 1998 environmental site assessment, we discovered reportable quantities of polychlorinated biphenyls ("PCBs") in soil at the Altavista facility in and around the former site of a heat transfer oil tank that the previous owner of the facility had removed in 1986, before BGF's 1988 acquisition. We immediately reported the contamination to the Environmental Protection Agency (the "EPA") and the Virginia Department of Environmental Quality ("VDEQ").

We worked with the EPA and VDEQ to establish a sampling protocol. The assessment revealed that the plant was contaminated with PCBs inside in several rooms, outside in the soil, on the roof, in the sanitary and storm sewers, and in the creeks to which the storm sewers drain. We have also been informed that PCBs may have migrated their way into the city's water treatment plant. A Site Characterization report was submitted to the EPA in April 2001. The EPA responded to that report in May 2002 with a request for additional assessment. We responded to the EPA's request in late June 2002 and proposed actions consistent with EPA's request. We also have contamination issues at our Cheraw facility.

In November 2002, we obtained a new State Operating Permit governing air emissions for the Altavista facility. Previously, the facility was considered a candidate for Title V air permitting status, however facility emissions were significantly lower than the Title V threshold and the facility applied for and received the State Operating Permit. In January 2003 the Multilayer facility, located in South Hill, applied for a new air Operating Permit. The new permit is pending VDEQ review. This facility's air emissions are very low and qualify the facility as either a Synthetic or True Minor air emission source.

In April the VDEQ officially confirmed the South Hill Multilayer Plant's air emissions were very low. The DEQ, by mutual determination with BGF, agreed that the potential and actual emissions are so low that a stationary air permit is not required for this facility. As a result the existing permit for the plant was rescinded. A letter was received from the DEQ stating the facility is exempt from permitting requirements. These DEQ findings confirmed BGF's negligible impact on air quality and further clarify the low risk and minimal environmental degradation associated with the Multilayer facility.

As of March 31, 2003, we have recorded a reserve of $2.8 million for environmental exposure, which reflects the estimated remediation costs for the Altavista facility as obtained from an environmental specialist. However, such remediation costs are subject to approval of a remediation plan by the EPA, which has not been obtained at this time. The estimated loss for the Cheraw facility due to this contamination is $0.4 million, which is also reflected in the reserve.

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

Results of Operations

     The following table summarizes our historical results of operations as a percentage of net sales:

                                                            For the Three Months
                                                              Ended March 31,
                                                            --------------------
                                                                2003     2002
                                                               -----    -----
                                                                 (unaudited)
Net sales ...............................................      100.0%   100.0%
Cost of goods sold ......................................       86.4     98.6
                                                               -----    -----
   Gross profit .........................................       13.6      1.4
Selling, general and administrative expenses ............        6.2      3.7
                                                               -----    -----
   Operating income (loss) ..............................        7.4     (2.3)
Interest expense ........................................       10.9      9.2
Other (income), net                                               --       --
                                                               -----    -----
Loss before income taxes ................................       (3.5)   (11.5)
Income tax benefit ......................................         --     (4.5)
                                                               -----    -----
Net loss ................................................       (3.5)%   (7.0)%
                                                               =====    =====

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Sales. Net sales decreased $2.7 million, or 7.4%, to $33.6 million in the three months ended March 31, 2003 from $36.3 million in the three months ended March 31, 2002. This decrease was primarily due to lower sales of electronics fabrics used in multi-layer and rigid printed circuit boards which decreased $3.4 million, or 28.8%, lower sales of insulation fabrics used in various composite materials which decreased $0.5 million, or 20.8%, and lower sales of construction products which decreased $0.4 million, or 32.5%, during the first quarter of 2003 as compared to the first quarter of 2002. These decreases were partially offset by an increase in sales of filtration fabrics of $1.2 million, or 18.5%, and an increase in sales of composite fabrics of $0.5 million, or 4.6%, over the comparable period in 2002. The decrease in sales of electronics fabrics was primarily a result of lower demand in the electronics industry that has continued throughout 2002 and 2003. In addition, the decrease in capital spending in the information technology and telecommunications industries had led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers. The decrease in sales of insulation and construction products was due to a decrease in demand for these products. The increase in sales of composite fabrics was primarily the result of an increase in the aerospace markets and the increase in sales of filtration fabrics was due to an increase in demand for replacement filtration bags.

Gross Profit Margins. Gross profit margins increased to 13.6% in the three months ended March 31, 2003 from 1.4% in the three months ended March 31, 2002, due primarily to successful cost reductions, a higher capacity utilization allowing for a better absorption of fixed costs as well as a one time positive inventory valuation difference of $0.5 million due to the implementation of new direct cost standards during the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.8 million to $2.1 million in the three months ended March 31, 2003 from $1.3 million in the three months ended March 31, 2002. This was primarily due to an increase in legal, professional and consulting fees associated with restructuring operations, and an increase in management bonuses.

Operating Income (Loss). As a result of the aforementioned factors, operating income (loss) increased $3.3 million to $2.5 million, or 7.4% of net sales, in the three months ended March 31, 2003, from $(0.8) million, or (2.3)% of net sales, in the three months ended March 31, 2002.

Interest Expense. Interest expense increased $0.4 million to $3.7 million, or 10.9% of net sales, in the three months ended March 31, 2003 from $3.3 million, or 9.2% of net sales, in the three months ended March 31, 2002, due to an increase in deferred financing fees charged to interest expense, partially offset by a decrease in outstanding borrowings.

Income Tax Benefit. The effective tax rates in the three months ended March 31, 2003 and 2002 were 0.0% and 38.9%, respectively. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit for the three months ended March 31, 2003.

Net Loss. As a result of the aforementioned factors, our net loss decreased $1.3 million to a net loss of $1.2 million in the three months ended March 31, 2003, from a net loss of $2.5 million in the three months ended March 31, 2002.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on our 10 1/4% Series B Senior Subordinated Notes due 2009, principal and interest payments on other financing arrangements, and the funding of our capital expenditures and working capital requirements. There are no mandatory payments of principal on our notes scheduled prior to their maturity.

We experienced a rapid deterioration in liquidity and financial condition beginning in the second quarter of 2002, as a result of worsening industry and economic conditions that have materially adversely affected our ability to generate revenue and sufficient liquidity to fund our operations. We incurred net losses for the year ended December 31, 2002 of approximately $140.6 million and had an $82.7 million working capital deficiency and a $46.1 million stockholder's deficit as of December 31, 2002. We incurred net losses of $1.2 million for the three months ended March 31, 2003 and had a $72.6 million working capital deficiency and a $37.1 million stockholder's deficit as of March 31, 2003.

On February 14, 2003, we entered into a new financing arrangement with CIT Business Credit (the "CIT Facility"). This allowed us to reimburse all senior lenders under the Senior Credit Facility prior to the expiration of the forbearance agreement executed on August 13, 2002 with the lenders under the Senior Credit Facility. Also on February 14, 2003, we were able to make the interest payment originally due on January 15, 2003 on the Senior Subordinated Notes within the 30 day grace period. The CIT Facility was scheduled to expire on June 30, 2003 and provided for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods inventories of 85% and 15%, respectively with a $10.0 million maximum borrowing cap; (2) a $0.3 million weekly reduction of the uncapped collateral; (3) borrowing rates of LIBOR + 325 basis points or Chase Bank rate + 150 basis points; and (4) certain financial covenants including a minimum fixed charge coverage ratio and a cap on capital expenditures. Deferred financing fees associated with the CIT Facility were $1.2 million. In March 2003, we paid the full amount of our borrowing under the CIT Facility and in April 2003, we terminated our arrangement with CIT. In connection with the termination, we paid an early termination fee to CIT of $0.1 million.

On May 14, 2003, we received a commitment letter from Foothill Capital Corporation ("FCC") for a five year financing arrangement (the "FCC Loan"), subject to certain conditions precedent to closing. The FCC Loan is for a maximum revolver credit line of $40.0 million with an L/C sub-line of $4.0 million, an inventory sub-line of $15.0 million and a term loan sub-line of $6.0 million of which the principal would be amortized over 60 months. FCC would have a first priority, perfected security interest in all assets. The FCC Loan would provide for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 45% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $15.0 million, or 80% of the net orderly liquidation value; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7.0 million and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum closing availability of $12.0 million including unrestricted cash on hand, (ii) a minimum excess availability at all times, (iii)a minimum monthly EBITDA level in 2003 building to a trailing 12 month calculation in 2004 and
(iv) a cap on yearly capital expenditures of $2.0 million and; (4) an early termination fee of 5% in year one decreasing by 1% each year thereafter. If committed, the Company expects to use the FCC proceeds to (1) finance our ongoing working capital, capital expenditures, and general corporate needs, (2) retire other outstanding debt and; (3) fund certain fees and expenses associated with the loan transaction. The FCC Loan would be guaranteed by our parent, Glass Holdings. Although BGF expects to consummate the FCC financing during the second quarter of 2003, there can be no assurance that such financing will be obtained or that it will be obtained on the terms discussed above. Furthermore, there can be no assurance that we will be successful in our efforts to obtain other financing in order to sustain our business operations.

The Senior Subordinated Notes have also been classified as a current liability due to the fact that payment of interest due in 2003 is contingent upon our ability to improve our liquidity in 2003. The fair value of the Senior Subordinated Notes as of May 12, 2003 and March 31, 2003 was approximately $47.0 million and $42.0 million, respectively. We are aware that our Senior Subordinated Notes are currently trading at substantial discounts to their face amount. In order to reduce future cash interest payments, as well as future amounts due to maturity or upon redemption, we or our affiliates may, from time to time, purchase such securities for cash in open market purchases, privately negotiated transactions or otherwise. We will evaluate any such transactions in light of then existing market conditions, taking into account our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

One of our affiliates, Advanced Glassfiber Yarns LLC ("AGY"), is also a major supplier. AGY filed for protection under Chapter 11 of the US Bankruptcy Code on December 10, 2002 and is now operating with Debtor In Possession ("DIP") financing. However, there can be no assurance that AGY's liquidity will remain adequate in the long run, which may negatively impact AGY's ability to operate and to deliver products to us.

During the first quarter of 2003, our parent, Glass Holdings, received a tax refund related to the filing of the 2002 consolidated tax return. In March 2003, $15.6 million of this tax refund was remitted to us, $9.6 million of which was applied to the loan receivable from Glass Holdings. The remaining balance of $6.0 million reduced our income tax receivable. An additional $0.5 million was received from Glass Holdings that was also applied to the loan receivable from Glass Holdings.

Net Cash Provided by Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2003 was $2.1 million, compared with $0.2 million in the three months ended March 31, 2002, and was primarily the result of improvements in operating results due to a lower cost structure from reduced operating capacity during the three months ended 2003 compared to the same period in 2002 as well as receipt of a tax refund of approximately $6.0 million in 2003, offset by fluctuations in working capital balances.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.2 million for the three months ended March 31, 2003 and was the result of purchases of property, plant and equipment. We currently expect our capital expenditures during 2003 to be approximately $2.0 million.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2003 and was primarily the result of proceeds from the CIT Facility of $10.0 million, and payments on the Senior Credit Facility and CIT Facility of $17.6 million and receipt of $10.1 million on the loan to our parent.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The primary objective of the Interpretation is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and how to determine when and which business enterprise should consolidate the variable interest entity. We do not believe this Interpretation will have a material impact on us.

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

     . whether or not we are able to consummate the FCC financing or otherwise obtain long-term financing;
     . whether or not we are able to make the next interest payment on our Senior Subordinated Notes;
     . whether or not our cash flows from operations are sufficient to meet ongoing operations;
     . the impact of AGY's unpredictable bankruptcy proceeding on the ongoing operations and the resultant risk that obtaining raw materials from sources other than AGY would be more costly;
     . our significant level of indebtedness and limitations on our ability to incur additional debt;
     . our dependence upon some of our suppliers to provide us with materials and services;
     . downturns in the electronics industry and the movement of electronics industry production outside of North America;
     . the effect of highly competitive markets and recent competition from Asia for heavyweight glass fiber fabrics;
     .    our concentrated customer base and the competitive nature of our markets;
     .    a disruption of production at one of our facilities;
     . an easing of import restrictions and duties with respect to glass fiber fabrics;
     . whether or not we are able to comply with environmental and safety and health laws and requirements;
     . whether or not we are able to address technological advances in the markets we serve;
     .    changes in economic conditions generally; and
     . whether or not we are able to satisfy any covenants and other provisions under financial instruments.

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

Our financing arrangements are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. Our risk management strategy is to use derivative financial instruments, such as swaps, to hedge interest rate exposures. However, we currently do not have any outstanding interest rate hedge contracts. We do not enter into derivatives for trading or speculative purposes.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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


                                    /s/ James R. Henderson
                                    --------------------------------------------
                                    James R. Henderson
                                    President

Date: May 14, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     May 14, 2003


     /s/ James R. Henderson
     -----------------------------
     James R. Henderson
     President

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     May 14, 2003


     /s/ Philippe R. Dorier
     -----------------------------
     Philippe R. Dorier
     Chief Financial Officer