Form 10-Q
period 2003-09-30
BGF INDUSTRIES INC
filed 2003-11-12
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of November 12, 2003.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS AND SIX MONTHS

ENDED September 30, 2003

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2003 and 2002 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2003 and 2002 (unaudited)	5

	Notes to the Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
	Overview	12
	Critical Accounting Policies	13
	Environmental Issues	13
	Results of Operations	14
	Liquidity and Capital Resources	16
	Recent Accounting Pronouncements	17
	Disclosure Regarding Forward Looking Statements	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	19

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,461	$1,171
Trade accounts receivable, less allowance for returns and doubtful accounts of $309 and $316, respectively	11,581	10,197
Inventories	22,182	22,635
Other current assets	4,693	10,824

Total current assets	41,917	44,827
Net property, plant and equipment	44,162	47,943
Other noncurrent assets, net	4,660	2,741

Total assets	$90,739	$95,511

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$5,092	$4,389
Accrued liabilities	8,719	11,472
Current portion of capital lease obligation	335	329
Current portion of long-term debt, net of discount of $0 and $1,217, respectively	1,200	111,356

Total current liabilities	15,346	127,546
Capital lease obligation, net of current portion	1,911	2,163
Deferred income taxes	3,206	3,206
Long-term debt, net of discount of $1,021	99,220	—
Postretirement benefit and pension obligations	9,070	8,711

Total liabilities	128,753	141,626

Commitments and contingencies

Stockholder’s equity (deficit):
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(71,194)	(68,592)
Accumulated other comprehensive loss	(1,476)	(1,555)
Loan to parent	(344)	(10,968)

Total stockholder’s equity (deficit)	(38,014)	(46,115)

Total liabilities and stockholder’s equity (deficit)	$90,739	$95,511

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net sales	$28,145	$31,093	$93,196	$101,955
Cost of goods sold	24,161	28,969	80,126	101,473

Gross profit	3,984	2,124	13,070	482
Selling, general and administrative expenses	2,071	4,153	6,305	10,632
Asset impairment charges	—	—	—	5,816
Restructuring charge	—	250	—	250

Operating income (loss)	1,913	(2,279)	6,765	(16,216)
Interest expense	2,983	4,076	10,567	10,716
Other income, net	(770)	(5)	(1,200)	(11)

Loss before income taxes and cumulative effect of change in accounting principle	(300)	(6,350)	(2,602)	(26,921)
Income tax expense (benefit)	—	(2,490)	—	6,796

Net loss before cumulative effect of change in accounting principle	(300)	(3,860)	(2,602)	(33,717)
Cumulative effect of change in accounting principle	—	—	—	(4,726)

Net loss	(300)	(3,860)	(2,602)	(38,443)
Other comprehensive income net of tax:
Reclassification to earnings	—	—	79	—
Change in fair value of cash flow hedge	—	51	—	157

Total comprehensive loss	$(300)	$(3,809)	$(2,523)	$(38,286)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Nine Months Ended September 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,602)	$(38,443)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	4,650	6,371
Cumulative effect of change in accounting principle	—	4,726
Asset impairment charges	—	5,816
Amortization of noncurrent assets	988	966
Amortization of discount on notes	149	150
Write off of debt issuance costs	1,152	—
Deferred income taxes	—	12,010
Postretirement benefit and pension obligations	359	772
(Gain) loss on disposal of equipment	(19)	48
(Gain) on extinguishment of Senior Subordinated Notes	(1,178)	—
Change in assets and liabilities:
Trade accounts receivable, net	(1,384)	(632)
Other current assets	150	(1,144)
Inventories	453	13,739
Current income tax refundable	5,981	(4,612)
Other assets	(35)	(87)
Accounts payable	766	700
Accrued liabilities	(2,675)	779

Net cash provided by operating activities	6,755	1,159

Cash flows from investing activities:
Purchases of property, plant and equipment	(941)	(1,536)
Proceeds from sale of equipment	29	587

Net cash used in investing activities	(912)	(949)

Cash flows from financing activities:
Book overdraft	—	(1,709)
Proceeds from revolving credit facility	10,000	38,700
Payments on revolving credit facility	(17,573)	(48,777)
Proceeds received from term loan	6,000	—
Payments received loan to parent	—	6,900
Payments on term loan	(309)	—
Proceeds received on loan receivable from parent	10,624	5,000
Payments on capital lease obligation	(246)	—
Payment on note payable to parent	(5,000)
Debt issuance costs	(4,024)	—
Purchases of Senior Subordinated Notes	(3,025)	—

Net cash provided by (used in) financing activities	(3,553)	114
Net increase in cash and cash equivalents	2,290	324
Cash and cash equivalents at beginning of period	1,171	22

Cash and cash equivalent at end of period	$3,461	$346

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,109	$12,152

Cash received during the period for income taxes	$5,980	$547

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed in accounts payable	$143	$294

The accompanying notes are an integral part of the consolidated financial statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. (“the Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2002 on file with the Securities and Exchange Commission in the 2002 Annual Report on Form 10-K.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and in this Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Certain amounts from the prior consolidated financial statements have been reclassified to conform to current presentation.

2. Liquidity and Financial Condition

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate the Company’s continued existence as a going concern. Industry and economic conditions have had an adverse effect on the Company’s operations beginning in 2001. The Company incurred net losses for the year ended December 31, 2002 of approximately $140,573 and had an $82,719 working capital deficiency and a $46,115 stockholder’s deficit as of December 31, 2002. The Company incurred net losses of $300 and $2,602 for the three and nine months ended September 30, 2003 and had a $38,014 stockholder’s deficit as of September 30, 2003. The Company’s working capital was $26,751 as of September 30, 2003.

On June 6, 2003, the Company entered into a five year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”). This arrangement (the “WFF Loan”) is for a maximum revolver credit line of $40,000 with a letter of credit (“L/C”) sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line of $6,000 of which the principal is amortized over 60 months. (See Note 7).

During the three months ended September 30, 2003, the Company continued to operate under its restructured business plan which was implemented during 2002. The Company’s South Hill heavyweight fabrics facility has remained closed to reduce excess capacity and the Company has maintained its cost cutting initiatives.

The Company’s continued existence is dependent upon several factors including its ability to continue to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue to meet its financial covenants and make required payments under the WFF loan. While the Company’s performance in the first nine months of 2003 has been consistent with its restructured business plan, there can be no assurance that the Company will be able to sustain its current level of operations. The Company continues to evaluate its current business plan in light of the current market conditions.

As discussed further in Note 11, an affiliate and major supplier of the Company, Advanced Glassfiber Yarns LLC (“AGY”) filed for bankruptcy under Chapter 11 of the US Bankruptcy Code in December 2002. This could result in the risk that obtaining raw materials from sources other than AGY would be more costly and could be disruptive to the Company’s business. There has been no impact on the Company’s operations through third quarter of 2003. The Company has not fully implemented contingency plans to secure alternative supplies of raw materials. However, the Company believes it can secure alternative sources of raw materials without significant disruption to its business.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3. Inventories

Inventories consist of the following:

	September 30, 2003	December 31, 2002
	(unaudited)
Supplies	$1,437	$1,460
Raw materials	1,857	1,285
Stock-in-process	3,486	3,729
Finished goods	15,402	16,161

	$22,182	$22,635

4. Property, Plant and Equipment, Net

Net property, plant and equipment consists of the following:

	September 30, 2003	December 31, 2002
	(unaudited)
Land	$3,155	$3,155
Buildings	42,215	42,214
Machinery and equipment	81,598	80,803

Gross property, plant and equipment	126,968	126,172
Less: accumulated depreciation	(82,806)	(78,229)

Net property, plant and equipment	$44,162	$47,943

In 2002, the Company closed its South Hill heavyweight fabric facility as part of its restructuring plan. The net book value of the assets at this facility was $2,596 and $ 3,266 as of September 30, 2003 and December 31, 2002, respectively.

5. Other Noncurrent Assets, Net

Other noncurrent assets consist of the following:

	September 30, 2003	December 31, 2002
	(unaudited)
Debt issuance costs	$6,013	$4,102
Prepaid lease costs	82	82
Accumulated amortization	(1,783)	(1,756)

	4,312	2,428
Unrecognized pension prior service cost	25	25
Other noncurrent assets	323	288

Total noncurrent assets, net	$4,660	$2,741

Debt issuance costs are amortized over the lives of the respective debt instruments. Prepaid lease costs are amortized over the lease term.

In connection with obtaining new financing in 2003, the Company incurred $1,215 of debt issuance costs related to a short term financing arrangement with CIT Business Credit (“CIT”). These costs were written off in the second quarter 2003 due to the termination of the CIT Facility, as discussed in Note 7. In connection with efforts to pursue long-term financing, the Company incurred $2 and $2,809 of debt issuance costs during the three and nine months ended September 30, 2003, respectively. $2,565 of these costs relate to the long-term financing obtained from WFF and will be amortized over the life of the WFF Loan. $244 of these costs related to long term financing that was not obtained and were written off to interest expense in the nine months ended September 30, 2003.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

5. Other Noncurrent Assets, Net - (Continued)

Amortization of debt issuance costs of $229 and $591 for the three months ended September 30, 2003 and 2002, respectively, has been included in interest expense. Amortization of debt issuance costs of $988 and $966 for the nine months ended September 30, 2003 and 2002, respectively, has been included in interest expense. In the three months and nine months ended September 30, 2003, BGF wrote off $86 and $1,152 of net debt issuance costs, respectively. These costs have been classified as interest expense in the accompanying financial statements.

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

6. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2003	December 31, 2002
	(unaudited)
Interest	$2,081	$4,764
Environmental	2,736	2,772
Payroll	561	146
Other employee benefits	861	1,137
Restructuring	21	99
Medical benefits	650	650
Other	1,809	1,904

Total accrued liabilities	$8,719	$11,472

Other employee benefits. In 2002, the Company approved a management bonus of $1,050 payable in 2003 when liquidity permitted. This bonus was paid in the first quarter of 2003.

Restructuring. In August 2002, the Company announced the closure of its South Hill heavyweight fabrics facility, which became effective on October 1, 2002. This resulted in a reduction of the Company’s salary and wage workforce by approximately 10%. Cash payments applied against the restructuring reserve in the nine months ended September 30, 2003 were approximately $78.

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

The Company worked with the EPA and VDEQ to establish a sampling protocol. The assessment revealed that the plant was contaminated with PCBs inside in several rooms, outside in the soil, on the roof, in the sanitary and storm sewers, and in the creeks to which the storm sewers drain. The Company has also been informed that PCBs may have migrated their way into the city’s water treatment plant. A Site Characterization Report (“SCR”) was submitted to the EPA in April 2001. The EPA responded to that report in May 2002 with a request for additional assessment. The Company responded to the EPA’s request in late June 2002 and proposed actions consistent with the EPA’s request. The Company completed the additional assessment in January 2003 and filed a final SCR in the second quarter of 2003. The EPA has not responded to the final SCR. The Company’s

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6. Accrued Liabilities - (Continued)

environmental reserve reflects the estimated remediation costs for the Altavista plant as obtained from an environmental specialist. However, such remediation costs are subject to approval of a remediation plan by the EPA that has not been obtained at this time The Company also has contamination issues at its Cheraw facility. The estimated loss due to this contamination is $354, which is also reflected in the reserve.

The Company believes that these reserves may need to be increased, but the Company is unable to derive a more reliable estimate at this time as actual costs remain uncertain. The Company does not anticipate significant cash outflows associated with this liability in the next twelve months as the remediation plan has not been submitted to and approved by the EPA. However, there can be no assurance that the Company will not be required to respond to its environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on the Company’s financial condition.

7. Debt

Debt consists of the following:

	September 30, 2003	December 31, 2002
	(unaudited)
Term loan	$5,691	$—
Senior Credit Facility:
Revolving Credit Facility	—	7,573
Senior Subordinated Notes, net of unamortized discount of $1,021 and $1,217, respectively	94,729	98,783

Note payable to parent	—	5,000

Total debt	$100,420	$111,356
Current Maturies	1,200	111,356

Long-term debt	$99,220	$—

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

On June 6, 2003, the Company obtained a five year financing arrangement with Wells Fargo Foothill, Inc.(“WFF”), formerly Foothill Capital Corporation. The loan with WFF (“WFF Loan”) is for a maximum revolver credit line of $40,000 with a letter of credit (“L/C”) sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line of $6,000 of which the principal is amortized over 60 months. WFF has a first priority, perfected security interest in the Company’s assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 45% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $15,000 or 80% of the net orderly liquidation value; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7,000 and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum EBITDA level in 2003 building to a trailing 12 month calculation in 2004 and (iii) a cap on yearly capital expenditures of $2,000 and; (4) an early termination fee of 5% in year one decreasing by 1% each year thereafter. The WFF Loan proceeds will be used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, Glass Holdings. As of September 30, 2003, amounts outstanding under the WFF Loan totaled $5,691 consisting only of the term loan as no advances were outstanding under the revolver. The interest rate on the WFF Loan at

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

7. Debt - (Continued)

September 30, 2003 was 5.25%. Availability under the revolver at September 30, 2003 was $10,773. This availability has been reduced by a reserve to allow for the two annual interest payments on the Senior Subordinated Notes as well as a reserve of $550 for potential environmental liabilities. The reserve for interest payments is increased by $200 a week and is reset to $0 when such payment is made. As of September 30, 2003, the total outstanding reserves amounted to $2,750.

The Senior Subordinated Notes were classified as a current liability as of December 31, 2002 because payment of interest due in 2003 was contingent upon the Company’s ability to improve its liquidity in 2003. Due to the long term financing arrangement obtained in June 2003, the Senior Subordinated Notes are classified as a long term liability as of September 30, 2003. The Senior Subordinated Notes bear interest at a rate of 10.25% which is payable semi-annually in January and July through the maturity date of January 15, 2009. The fair value of the Senior Subordinated Notes as of September 30, 2003 was approximately $69,419.

On June 20, 2003, the Company repurchased $1,250 (face amount) of Senior Subordinated Notes for $812 plus accrued interest of $55. This transaction resulted in a gain on extinguishment of $422, which is included as other income on the Consolidated Statements of Operations. On August 25, 2003, the Company repurchased $3,000 (face amount) of Senior Subordinated Notes for $2,175 plus accrued interest of $34. This transaction resulted in a gain on extinguishment of $755, which is included as other income on the Consolidated Statements of Operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
United States	$26,337	$29,736	$87,576	$97,336
Foreign	1,808	1,357	5,620	4,619

	$28,145	$31,093	$93,196	$101,955

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

As permitted by Delaware law, the Company has entered into indemnification agreements pursuant to which the Company indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request, in such capacity. The maximum potential amount of future payments that the Company could be required to make under these agreements is limited. As a result of its insurance coverage, the Company believes that the estimated fair value of the Company’s indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of September 30, 2003.

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

11. Related Party Transactions

An affiliate of the Company, AGY, is also a major supplier and filed for bankruptcy under Chapter 11 of the US Bankruptcy Code in December 2002. This could result in the risk that obtaining raw materials from sources other than AGY would be more costly and could be disruptive to the Company’s business. The Company has not fully implemented contingency plans to secure alternative supplies of raw materials as of September 30, 2003. The Company purchased approximately $3,300 and $11,500 of raw materials from AGY in the three months and nine months ended September 30, 2003, respectively.

During the first quarter of 2003, the Company’s parent, Glass Holdings, received a tax refund related to the filing of the 2002 consolidated tax return. In March 2003, $15,619 of this tax refund was remitted to BGF, of which $9,624 was applied to the loan receivable from Glass Holdings. The remaining balance of $5,995 reduced the Company’s income tax receivable. An additional $500 from Glass Holdings was received in January 2003 and another $500 in June 2003. These amounts were also applied against the loan receivable.

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

Sales of our electronics fabrics remain depressed in 2003 compared to 2002 as a result of the economic downturn in the electronics industry that began in 2001. Sales of electronics fabrics decreased $2.7 million, or 27.8%, and $9.4 million, or 29.4%, for the three and nine months ended September 30, 2003 as compared to September 30, 2002.

Sales of composite fabrics decreased slightly by $0.3 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Sales of composite fabrics increased slightly by $0.3 million, or 1.0%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. At this time, we expect the composite market to remain relatively flat through 2003.

Sales of our filtration fabrics increased $1.0 million, or 20.4%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Sales of filtration fabrics increased $3.1 million, or 17.9%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase is due to an increase in demand for replacement filtration bags.

Sales of commercial fabrics decreased $0.6 million, or 23.1%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Sales of commercial fabrics decreased $0.9 million, or 10.8%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Sales of construction products decreased $0.7 million, or 46.7%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Sales of construction products decreased $1.5 million, or 35.7%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

In 2003, we have continued to operate in our restructured environment. The South Hill heavyweight fabrics facility is still closed and we have continued our efforts to reduce inventory and maximize our asset utilization. Inventory decreased $0.4 million, or 1.8%, to $22.2 million as of September 30, 2003 as compared to December 31, 2002. As of September 30, 2003, we reduced our debt by $11.0 million, or 9.9%, to $100.4 million as compared to $111.4 million as of December 31, 2002. On June 20, 2003, we repurchased $1.3 million (face amount) of Senior Subordinated Notes for $0.8 plus accrued interest of $0.1 million. This transaction resulted in a gain on extinguishment of $0.4 million. On August 25, 2003, we repurchased an additional $3.0 million (face amount) of Senior Subordinated Notes for $2.2 million plus accrued interest. This transaction resulted in a gain on extinguishment of $0.8 million.

On June 6, 2003, we obtained a long-term financing arrangement with Wells Fargo Foothill (“WFF”). The loan with WFF (the “WFF loan”) is for a maximum revolver credit line of $40.0 million with an L/C sub-line of $4.0 million, an inventory sub-line of $15.0 million and a term loan sub-line of $6.0 million of which the principal is amortized over 60 months (see “Liquidity and Capital Resources”). We currently expect to use borrowings under the WFF Loan to finance our ongoing working capital, capital expenditure and general corporate needs, as well as retire other outstanding debt.

While our performance in the first nine months of 2003 has been consistent with our restructured business plan, there can be no assurance that we will be able to continue to generate sufficient operating cash flow to fund our operations and interest payments on our Senior Subordinated Notes or that we will be able to continue to meet the financial covenants and make required loan payments under the WFF loan.

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

As of September 30, 2003, we have recorded a reserve of $2.7 million for environmental exposure, which reflects the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that has conducted the site assessment and submitted the SCR to EPA. Remediation costs are estimates, subject to EPA’s approval of the SCR and of a remediation plan. Estimated remediation costs at the Cheraw facility are $0.4 million, which also is reflected in the reserve.

We believe that these reserves may need to be increased, but we are unable to derive a more reliable estimate at this time, as actual costs remain uncertain. We do not anticipate significant cash outflows associated with this liability in the next twelve months, as we must await the EPA’s approval of the final SCR before preparing and submitting the remediation plan for agency approval. However, there can be no assurance that we will not be required to respond to our environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on our financial condition.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.8%	93.2%	86.0%	99.5%

Gross profit	14.2%	6.8%	14.0%	0.5%
Selling, general and administrative expenses	7.4%	13.4%	6.8%	10.4%
Restructuring charge	—	0.8%	—	0.2%
Asset impairment charges	—	—	—	5.7%

Operating income (loss)	6.8%	(7.4)%	7.2%	(15.8)%
Interest expense	10.6%	13.1%	11.3%	10.5%
Other (income), net	(2.7)%	—	(1.3)%	—

Loss before income taxes and cumulative effect of change in accounting principle	(1.1)%	(20.4)%	(2.8)%	(26.3)%
Income tax (expense benefit)	—	(8.0)%	—	6.7%
Cumulative effect of change in accounting principle	—	—	—	(4.6)%

Net loss	(1.1)%	(12.4)%	(2.8)%	(37.6)%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales. Net sales decreased $3.0 million, or 9.6%, to $28.1 million in the three months ended September 30, 2003 from $31.1 million in the three months ended September 30, 2002. This decrease was primarily due to a decrease in sales of electronics fabrics used in multi-layer and rigid printed circuit boards which decreased $2.7 million, or 27.8%, a decrease in sales of commercial fabrics used in commercial applications such as ceiling tile, window coverings and acoustical facing fabrics, which decreased $0.6 million or 23.1%, and a decrease in sales of construction products which decreased $0.7 million, or 46.7%, during the third quarter of 2003 as compared to the third quarter of 2002. These decreases were partially offset by an increase in sales of filtration fabrics, used by our industrial customers to control emissions into the environment, of $1.0 million, or 20.4%, over the comparable period in 2002. The decrease in sales of electronics fabrics was primarily a result of lower demand in the electronics industry that has continued throughout 2002 and 2003. In addition, the decrease in capital spending in the information technology and telecommunications industries has led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers. The decrease in sales of commercial and construction products was due to a decrease in demand for these products due to an overall decrease in spending in the commercial construction industry. The increase in sales of filtration fabrics was due to an increase in demand for replacement filtration bags.

Gross Profit Margins. Gross profit margins increased to 14.2% in the three months ended September 30, 2003 from 6.8% in the three months ended September 30, 2002. During 2003, we have had successful cost reductions and lower raw material prices. In the third quarter of 2002, we incurred a settlement charge for the retirement plan of $1.0 million, of which $0.6 million was allocated to cost of goods sold. There was no settlement charge incurred during the third quarter of 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.1 million to $2.1 million in the three months ended September 30, 2003 from $4.2 million in the three months ended September 30, 2002. This was primarily due to a decrease from 2002 in legal, professional and consulting fees associated with restructuring operations of $2.5 million. Also, in the third quarter of 2002, we incurred a settlement charge for the retirement plan of $1.0 million, of which $0.4 million was allocated to selling, general and administrative expenses. There was no settlement charge incurred during the third quarter of 2003. These decreases were partially offset by an increase in employee benefits expenses and advertising and promotional costs.

Restructuring Charge. In the three months ended September 30, 2002, we accrued a retirement charge of $0.2 million related to the severance payments to the employees of our South Hill heavyweight fabrics facility.

Operating Income (Loss). As a result of the aforementioned factors, operating income (loss) increased $4.2 million to $1.9 million, or 6.8% of net sales, in the three months ended September 30, 2003, from $(2.3) million, or (7.4)%, of net sales in the three months ended September 30, 2002.

Interest Expense. Interest expense decreased $1.1 million to $3.0 million, or 10.6% of net sales, in the three months ended September 30, 2003 from $4.1 million, or 13.1% of net sales, in the three months ended September 30, 2002, due to a decrease in outstanding debt and interest rates.

Other (income) net. Other income, net, increased $0.8 million to $0.8 million in the three months ended September 30, 2003 from $0.0 million in the three months ended September 30, 2002. This was primarily the result of a gain on extinguishment of debt due to the purchase of $3.0 million of Senior Subordinated Notes in August 2003.

Income Tax Expense. The effective tax rates in the three months ended September 30, 2003 and 2002 were 0.0% and 39.2%, respectively. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit for the three months ended September 30, 2003.

Net Loss. As a result of the aforementioned factors, our net loss decreased $3.6 million to a net loss of $0.3 million in the three months ended September 30, 2003, from a net loss of $3.9 million in the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September30, 2002

Net Sales. Net sales decreased $8.8 million, or 8.6%, to $93.2 million in the nine months ended September 30, 2003 from $102.0 million in the nine months ended September 30, 2002. This decrease was primarily due to a decrease in sales of electronics fabrics used in multi-layer and rigid printed circuit boards of $9.4 million, or 29.4%, a decrease in sales of commercial fabrics used in commercial applications such as ceiling tile, window coverings and acoustical facing fabrics, of $0.9 million, or 10.8%, and a decrease in sales of construction products of $1.5 million, or 35.7%, during the first nine months of 2003 as compared to the first nine months of 2002. These decreases were partially offset by an increase in sales of filtration fabrics of $3.1 million, or 17.9%, over the comparable period in 2002. The decrease in sales of electronics fabrics was primarily a result of lower demands in the electronics industry that has continued throughout 2002 and 2003. In addition, the decrease in capital spending in the information technology and telecommunications industries has led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers. The decrease in sales of commercial and construction products was due to a decrease in demand for these products due to an overall decrease in spending in the commercial construction industry. The increase in sales of composite fabrics was primarily the result of a slight increase in market share for composites. The increase in sales of filtration fabrics was due to an increase in demand for replacement filtration bags.

Gross Profit Margins. Gross profit margins increased to 14.0% in the nine months ended September 30, 2003 from 0.5% in the nine months ended September 30, 2002. In June 2002, we incurred charges to costs of goods sold for additional inventory reserves of $4.5 million. In the nine months ended September 2003, we had no comparable charges related to inventory reserves. In the nine months ended September 30, 2002, we incurred a settlement charge for the retirement plan of $1.0 million, of which $0.6 million was allocated to cost of goods sold. There was no settlement charge incurred during the nine months ended September 30, 2003. In addition, during 2003 we have had successful cost reductions, lower raw material prices, and a higher capacity utilization allowing for a better absorption of fixed costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.3 million to $6.3 million in the nine months ended September 30, 2003 from $10.6 million in the nine months ended September 30, 2002. This was primarily due to a decrease in legal, professional and consulting fees associated with restructuring operations of $3.1 million, and a decrease in charges for environmental reserves of $2.0 million. Also, in the nine months ended September 30, 2002, we incurred a settlement charge for the retirement plan of $1.0 million, of which $0.4 million was allocated to selling, general and administrative expenses. There was no settlement charge incurred during the nine months ended September 30, 2003. These decreases were partially offset by an increase in management bonuses and employee benefit expenses.

Asset Impairment Charges. In the nine months ended September 30, 2003, we had no asset impairment charges. During the nine months ended September 30, 2002, we recorded a $1.0 million impairment charge on the sale of equipment to an affiliate and a $4.7 million impairment charge on machinery and equipment at our South Hill heavyweight fabric manufacturing facility.

Restructuring Charge. In the three months ended September 30, 2002, we accrued a retirement charge of $0.2 million related to the severance payments to the employees of our South Hill heavyweight fabrics facility.

Operating Income (Loss). As a result of the aforementioned factors, operating income (loss) increased $23.0 million to $6.8 million, or 7.2% of net sales, in the nine months ended September 30, 2003, from $(16.2) million, or (15.9)%, of net sales in the nine months ended September 30, 2002.

Interest Expense. Interest expense decreased $0.1 million to $10.6 million, or 11.3% of net sales, in the nine months ended September 30, 2003 from $10.7 million, or 10.5% of net sales, in the nine months ended September 30, 2002, due to a decrease in outstanding debt and a decrease in interest rates, partially offset by an increase in write off of debt issuance costs charged to interest expense.

Other (Income) Net. Other income, net, increased $1.2 million to $1.2 million in the nine months ended September 30, 2003 from $0.0 million in the nine months ended September 30, 2002. This was primarily the result of a gain on extinguishment of debt due to the purchase of $1.3 million of Senior Subordinated Notes in June, 2003 and $3.0 million of Senior Subordinated Notes in August, 2003.

Income Tax Expense (Benefit). The effective tax rates in the nine months ended September 30, 2003 and 2002 were 0.0% and (25.2)%, respectively. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit for the nine months ended September 30, 2003.

Cumulative Effect of Change in Accounting Principle. We adopted SFAS No. 142 effective January 1, 2002 and recorded a noncash charge of $4.7 million for impairment of goodwill in the nine months ended September 30, 2002.

Net Loss. As a result of the aforementioned factors, our net loss decreased $35.8 million to a net loss of $2.6 million in the nine months ended September 30, 2003, from a net loss of $38.4 million in the nine months ended September 30, 2002.

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

On June 6, 2003, we obtained a five year financing arrangement with WFF. The WFF loan is for a maximum revolver credit line of $40.0 million with a letter of credit (“L/C”) sub-line of $4.0 million, an inventory sub-line of $15.0 million and a term loan sub-line of $6.0 million of which the principal is amortized over 60 months. WFF has a first priority, perfected security interest in all assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 45% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $15.0 million, or 80% of the net orderly liquidation value; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7.0 million and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum monthly EBITDA level in 2003 building to a trailing 12 month calculation in 2004 and (iii) a cap on yearly capital expenditures of $2.0 million and; (4) an early termination fee of 5% in year one decreasing by 1% each year thereafter. We expect to use the WFF proceeds to finance our ongoing working capital, capital expenditures, and general corporate needs and retire other outstanding debt. The WFF Loan is guaranteed by our parent, Glass Holdings. Fees incurred in conjunction with entering into the WFF Loan totaled $2.6 million. As of September 30, 2003, the balance on the term loan was $5.7 million.

Availability under the revolver as of September 30, 2003 and November 7, 2003 was $10.8 million and $10.5 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $0.6 million for potential environmental liabilities. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of September 30, 2003 and November 7, 2003, the outstanding reserves totaled $2.8 million and $3.8 million, respectively.

The Senior Subordinated Notes were classified as a current liability as of December 31, 2002 due to the fact that payment of interest due in 2003 was contingent upon our ability to improve our liquidity in 2003. Due to the long-term financing arrangement obtained in June 2003, the Senior Subordinated Notes are now classified as a long-term liability. The fair value of the Senior Subordinated Notes as of November 7, 2003 and September 30, 2003 was approximately $69.9 million and $69.4 million, respectively. We are aware that our Senior Subordinated Notes are currently trading at substantial discounts to their face amount. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we or our affiliates may, from time to time, purchase such securities for cash in open market purchases, privately negotiated transactions or otherwise. On June 20, 2003, we repurchased $1.3 million (face amount) of Senior Subordinated Notes for $0.8 plus accrued interest of $0.1 million. This transaction resulted in a gain of $0.4 million which is included in other income. On August 25, 2003, we repurchased $3.0 million (face amount) of Senior Subordinated Notes for $2.2 million plus accrued interest. This transaction resulted in a gain of $0.8 million, which is included in other income.

While our performance in the first nine months of 2003 has been consistent with our restructured business plan, there can be no assurance that we will be able to continue to generate sufficient operating cash flow to fund our operations and interest payments on our Senior Subordinated Notes or that we will be able to continue to meet the financial covenants and make required payments under the WFF Loan.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2003 was $6.8 million, compared with $1.2 million in the nine months ended September 30, 2002, and was primarily the result of improvements in operating results due to a lower cost structure from reduced operating capacity during the nine months ended September 30, 2003 compared to the same period in 2002 as well as receipt of tax refunds of approximately $6.0 million in 2003, offset by fluctuations in working capital balances.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2003 and was primarily the result of purchases of property, plant and equipment. We currently expect our capital expenditures during 2003 to be approximately $2.0 million.

Net Cash Provided by (Used In)Financing Activities. Net cash used in financing activities was $3.6 million for the nine months ended September 30, 2003 and was primarily the result of proceeds from the CIT Facility of $10.0 million, payments on the Senior Credit Facility and CIT Facility of $17.6 million, receipt of $10.6 million on the loan to our parent, proceeds from the WFF Loan of $6.0 million payment of $5.0 million on loan from parent, purchases of Senior Subordinated Notes of $3.0 million, and debt issuance costs of $4.0 million.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

•	whether or not our cash flows from operations are sufficient to meet ongoing operations;

•	the impact of AGY’s unpredictable bankruptcy proceeding on the ongoing operations and the resultant risk that obtaining raw materials from sources other than AGY would be more costly;

•	our significant level of indebtedness and limitations on our ability to incur additional debt;

•	our dependence upon some of our suppliers to provide us with materials and services;

•	downturns in the electronics industry and the movement of electronics industry production outside of North America;

•	the effect of highly competitive markets and recent competition from Asia for heavyweight glass fiber fabrics;

•	our concentrated customer base and the competitive nature of our markets;

•	a disruption of production at one of our facilities;

•	an easing of import restrictions and duties with respect to glass fiber fabrics;

•	whether or not we are able to comply with environmental and safety and health laws and requirements;

•	whether or not we are able to address technological advances in the markets we serve;

•	changes in economic conditions generally; and

•	whether or not we are able to continue to satisfy the covenants and other provisions under our various financing arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in interest rates that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Disclosure Regarding Forward-Looking Statements.”

Our financing arrangements are subject to market risks, including interest rate risk. As of September 30, 2003, we had $5.7 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this debt is 100 basis points higher or lower during the next twelve months, our interest expense would be increased or decreased by approximately $0.1 million. Our financial instruments are not currently subject to commodity price risk. Our risk management strategy is to use derivative financial instruments, such as swaps, to hedge interest rate exposures. However, we currently do not have any outstanding interest rate hedge contracts. We do not enter into derivatives for trading or speculative purposes.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our president and chief financial officer, to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed as of September 30, 2003, our president and chief financial officer believe that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the president and chief financial officer, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

Date: November 12, 2003