Form 10-K
period 2003-12-31
BGF INDUSTRIES INC
filed 2004-03-26
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

There is no established trading market for the Common Stock of the registrant. All shares of Common Stock are held by an affiliate of the registrant at March 26, 2004.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of March 26, 2004.

BGF INDUSTRIES, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

•	Whether or not our cash flows from operations are sufficient to meet ongoing liquidity needs;

•	the impact of Advanced Glassfiber Yarns’ (“AGY”) unpredictable bankruptcy proceeding on our ongoing operations and the resultant risk that obtaining raw materials from sources other than AGY would be more costly;

•	our significant level of indebtedness and limitations on our ability to incur additional debt;

•	our dependence upon some of our suppliers to provide us with materials and services;

•	downturns in the electronics industry and the movement of electronics industry production outside of North America;

•	the effect of highly competitive markets and recent competition from Asia for heavyweight glass fiber fabrics;

•	our concentrated customer base and the competitive nature of our markets;

•	a disruption of production at one of our facilities;

•	an easing of duties with respect to glass fiber fabrics;

•	whether or not we are able to comply with environmental and safety and health laws and requirements;

•	whether or not we are able to address technological advances in the markets we serve;

•	changes in economic conditions generally; and

•	whether or not we are able to satisfy the covenants and other provisions under our various financial instruments.

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

BGF is a Delaware corporation. Our headquarters are located at 3802 Robert Porcher Way, Greensboro, North Carolina, 27410, and our telephone number is (336) 545-0011. Our website address is http://www.bgf.com. Our website also provides a link to reports and other documents that we file or furnish with the Securities and Exchange Commission.

Limited Number of Domestic Producers. We are one of a limited number of major domestic manufacturers of glass fiber fabrics. Our major competitors in the global glass fabric weaving industry are Hexcel, Nitto Boseki (Japan), Nan Ya Plastics (Taiwan) and Taiwan Glass (Taiwan). We and Hexcel are the primary manufacturers based in the United States. Although direct imports of glass fiber fabrics into the U.S. have been limited, increasing imports of laminates and rigid printed circuit boards from Asia have been impacting demand for domestically produced glass fiber fabrics used in printed circuit boards.

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

Diversified Markets and Uses. The unique characteristics of our fabrics make them critical components in a variety of products manufactured for sale in the electronics, composites, filtration, commercial, insulation and construction markets. Within each of these markets, our fabrics have a variety of applications, including:

•	Printed circuit boards

•	Helicopter blades

•	Telecommunications equipment

•	Filtration bags

•	Roofing materials

•	Heat shields

•	Wall coverings

•	Welding curtains

•	Filtration equipment

•	Aircraft laminates

•	Sporting goods

•	Automotive insulation

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

Continue to Focus on Lightweight Fabrics for the Multi-Layer Printed Circuit Board Market. We seek to continue to expand our sales of lightweight glass fiber fabrics to meet the long-term growing demand for multi-layer printed circuit boards. Our continued investment in our South Hill, Virginia, lightweight fabrics facility is an important part of this strategy. We also believe that the quality of the products we manufacture at the South Hill facility will enable us to enhance and expand our relationships with customers in the multi-layer printed circuit board market.

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

Products and Markets

We sell our products primarily in the United States and focus on the following markets:

Electronics. We produce glass fiber fabrics for multi-layer and rigid printed circuit boards for use in the electronics industry. The demand for multi-layer printed circuit boards, which primarily use lightweight glass fiber fabrics, decreased from 2002 to 2003 primarily as a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001 as well as reduced demand for electronic products by the end-users. In addition, the decrease in capital spending in the information technology and telecommunications industry led fabricators of printed circuit boards to reduce production which negatively impacted our sales to these customers. Furthermore, the demand for our heavyweight fabrics has decreased due to competitive pressures from Asian laminate producers. Sales of glass fabrics to the electronics industry were $31.0 million in 2003 and $40.1 million in 2002. These sales represented 24.8% and 30.6% of our net sales in 2003 and 2002, respectively. The decrease in sales of our electronics products reflects our current market strategy to move away from the heavyweight electronics industry and focus on lightweight electronics products and specialty products.

Composites. Our glass, carbon and aramid fiber fabrics are used in various composite materials, which are used in various applications, including structural aircraft parts and interiors, helicopter rotor blades, tooling, brake linings and ducting. Net sales of fabrics for composites were $42.3 million in 2003 and $41.3 million in 2002. These sales represented 33.8% and 31.6% of our net sales in 2003 and 2002, respectively. This increase is the result of an increase in the demand for products used to refurbish existing aircraft and an increase in purchases by the military.

Filtration. We produce fabrics for high temperature dust filtration used by industrial customers to control emissions into the environment. Our filtration bags are sold to utilities, producers of asphalt and carbon black, cement plants and steel mills. Sales of our filtration fabrics were $27.3 million in 2003 and $23.1 million in 2002. These sales represented 21.8% and 17.6% of our net sales in 2003 and 2002, respectively. The increase in sales of filtration fabrics is due to an increase in demand for replacement filtration bags due to the improving state of the economy, as well as new products developed internally.

Commercial. Our glass fiber fabrics are used in commercial applications where fire resistance and dimensional stability are critical. Applications for these products include ceiling tile and acoustical facing fabrics, window coverings and movie screens. Sales of our commercial fabrics were $9.4 million in 2003 and $10.7 million in 2002. These sales represented 7.5% and 8.2% of our net sales in 2003 and 2002, respectively. The decrease in sales of commercial products is due to a decrease in demand for decorative commercial fiberglass products.

Insulation. We produce materials for high-temperature, fire-resistant insulation. Applications for these products include insulation for joints, pipes, valves, transportation exhaust systems, heat shields and home appliances. Sales of our insulation fabrics were $11.4 million in 2003 and $10.3 million in 2002. These sales represented 9.1% and 7.9% of our net sales in 2003 and 2002, respectively. The increase in sales of insulation fabrics is due to an increase in demand for industrial insulation products as well as the introduction of new products for automotive insulation.

Construction. The fire resistant qualities of glass fiber fabrics make them a critical component of products used in the construction industry. Applications for these products include smoke and fire barrier curtains, drywall bonding tape, rubber mat backing and fabric structures, such as commercial tents and roofs. Sales of our construction fabrics were $3.8 million in 2003 and $5.3 million in 2002. These sales represented 3.0% and 4.0% of our net sales in 2003 and 2002, respectively. The decrease in sales of construction products is due to a decrease in the commercial construction industry.

Sales and Marketing

We sell our products through an experienced direct sales force of six field sales representatives, three market managers and two inside sales representatives. Our sales representatives have specific customer groups, while the market managers are responsible for specific product lines. The sales representatives are compensated on a salary and commission basis and the market managers are compensated on a salary and bonus basis. Each sales representative has a technical orientation and the necessary expertise to sell our full line of products. We maintain an internet web site, located at www.bgf.com, which contains extensive product information, as well as a comprehensive B2B capability for our major customers.

We sell our products to over 400 customers, including many leading companies in their respective industry segments, including Cytec Engineered Materials, Polyclad Laminates, Isola USA, BHA, and Saint Gobain. We continually seek to strengthen and expand our relationships with our customers. Due to the stringent quality, delivery and performance standards demanded by many of our customers and the ultimate users of our products in various markets, our customers are increasingly moving toward collaborative agreements among fabric producers, such as BGF, and their own customers. We believe that we are well positioned to benefit from this trend because of our strong competitive position within the industry, our investment in technical and manufacturing expertise and our long-term relationships with customers and suppliers. Our markets remain competitive, however, and this competitiveness is exemplified by continual and rapid technological change. To effectively compete, we must process and utilize effectively extensive technological and manufacturing capabilities. We could face even further competition if cost effective alternatives to glass, carbon or aramid fiber fabrics are developed.

One of our customers, Cytec Engineered Materials, accounted for 17.0% and 17.9% of our net sales in 2003 and in 2002 respectively. Our top ten customers in 2003 and in 2002 accounted for 44.7% and 46.7% of our net sales, respectively. Our customers are not contractually required to purchase any of our products and may terminate their relationship with us at any time.

Industry Segments

We operate in one business segment that manufactures specialty woven and nonwoven fabrics for use in a variety of industrial and commercial applications. Information related thereto can be found in Note 13 of the consolidated financial statements under Item 8 of this Report.

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

Raw Materials

The principal materials we use to manufacture our products are glass, aramid and carbon yarns. We purchase yarns from AGY, PPG Industries, Dupont Company and Cytec Engineered Materials. Beginning in September 1998, AGY, a related party (See Item 13, “Certain Relationships and Related Transactions”) began to supply us with glass yarns produced at the South Hill, Virginia lightweight fiber fabrics facility under a supply agreement which was to expire on December 31, 2008, unless extended by AGY. AGY filed for protection under Chapter 11 of the US Bankruptcy Code, on December 10, 2002. It is currently operating with a Debtor In Possession (“DIP”) financing and is expected to emerge from bankruptcy in the second quarter of 2004. As part of AGY’s restructuring, the glass yarn operation at the South Hill facility will be closed effective August 2004 and the supply agreement with BGF will be terminated. As part of the ownership restructuring, our management believes that Porcher Industries (See Item 13, “Certain Relationships and Related Transactions”) will enter into a supply agreement with AGY in which BGF would have an economic incentive, but not an obligation, to purchase yarn from AGY. However, there is no assurance that AGY’s liquidity will remain adequate, in the long run, which may negatively impact AGY’s ability to operate and deliver products to us. This situation could potentially have a negative short-term effect on our raw material supply and require us to seek alternative sources of our required raw materials, which could be more costly. There has been no impact on our business to date. Our main suppliers of carbon yarns are Toray, Toho and Cytec Carbon Fibers and our main supplier of aramid yarns is DuPont.

Employees

As of December 31, 2003, we employed approximately 828 full time and part time employees, 657 of which are hourly employees and 171 of which are paid on a salary basis. All of our employees are located in the United States. None of our employees are represented by a labor union. As part of our restructuring plan, we closed our South Hill heavyweight fabrics facility, effective October 1, 2002, and consolidated operations into our newly constructed South Hill multilayer facility to reduce excess capacity. This resulted in a reduction of our wage and salary workforce by approximately 10%. We incurred a pre-tax restructuring charge of $0.3 million in August 2002 related to severance payments to the employees at this facility.

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

Environmental and Health Matters

We are engaged in an Environmental Protection Agency (the “EPA”)-supervised Voluntary Remediation Program at our Altavista facility, to address reportable quantities of polychlorinated biphenyls (“PCBs”) discovered during a 1998 environmental site assessment at the former site of a heat transfer oil tank that the previous owner of the facility had removed before BGF’s 1988 acquisition. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the city’s water treatment plant.

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

Each of our facilities is in compliance with wastewater emission requirements, storm water requirements, solid waste disposal requirements and with hazardous waste transfer requirements.

As of December 31, 2003, we have recorded a reserve of $2.7 million for environmental exposure, which reflects the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that has conducted the site assessment and submitted the SCR to EPA. Remediation costs are estimates, subject to EPA’s approval of the SCR and of a remediation plan. Estimated remediation costs at the Cheraw facility are $0.4 million, which also is reflected in the reserve.

We believe that these reserves may need to be increased, but we are unable to derive a more reliable estimate at this time, as actual costs remain uncertain. We do not anticipate significant cash outflows associated with these liabilities in the next twelve months, as we must await the EPA’s approval of the final SCR before preparing and submitting the remediation plan for agency approval. However, there can be no assurance that we will not be required to respond to our environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on our financial condition.

Item 2. Properties

We own and/or lease four manufacturing facilities, a research and development facility, corporate offices, a distribution center and several warehouses. We believe that these facilities are suitable for manufacturing the products we offer and have capacities appropriate to meet existing production requirements. The following table sets forth a description of our facilities as of December 31, 2003.

Facility	Use	Approximate Square Feet	Leased or Owned
Greensboro, North Carolina	Headquarters; Research and Development facility	36,000	Leased
Altavista, Virginia	Weaving glass fiber and aramid fibers	399,000	Owned
South Hill, Virginia Heavyweight Fiber Fabrics Facility	Weaving heavyweight glass fibers	147,000	Owned
South Hill, Virginia Lightweight Fiber Fabrics Facility	Weaving lightweight glass fibers	128,000 136,000	Owned Owned/under construction
Cheraw, South Carolina	Weaving carbon fibers	76,000	Owned
Altavista, Virginia	Warehouse	101,000	Leased
Altavista, Virginia	Warehouse	9,000	Leased
Altavista, Virginia	Warehouse	50,000	Leased
Altavista, Virginia	Warehouse	6,000	Leased
Altavista, Virginia	Warehouse	251,000	Leased
Los Angeles, California	Warehouse	20,000	Leased

In October 2003, we entered into a lease in Altavista, Virginia for additional warehousing space. In 2004 we plan to convert part of this space into a new manufacturing facility in order to expand capacity for our non-woven fabric products. We also plan to consolidate several of our other leased warehouses into this new warehouse.

In November 2002, we sold our Greensboro, North Carolina facility in a sale-leaseback arrangement. The property is recorded as a capital lease.

In October 2002, we closed our South Hill, Virginia heavyweight fiber fabrics facility and consolidated operations with our South Hill, Virginia lightweight fiber fabrics facility. The completion of additions to our lightweight fiber fabrics facility has been delayed until market conditions improve.

Item 3. Legal Proceedings

We are a party to various legal proceedings arising in the ordinary course of business. None of these proceedings are expected to have a material adverse effect on our business, financial condition, liquidity or results of operations. See also “Item 1. Business—Environmental and Safety and Health Matters.”

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established trading market for BGF’s common stock. All shares of BGF’s issued and outstanding common stock are held by Glass Holdings, which is a wholly owned subsidiary of Porcher Industries, S.A.

We did not declare any dividends or make any distributions on our common stock in 2003. Further, we have no commitment or current plans to make dividends or other distributions in 2004 and our financing obligations restrict our ability to pay dividends or other distributions.

We have no equity compensation plans.

Item 6. Selected Financial Data

The following table sets forth certain selected financial information derived from our audited consolidated financial statements for the five-year period ended December 31, 2003. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes and other financial information included elsewhere in this Report.

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999
	(dollars in thousands)
Statement of Operations Data:
Net sales	$125,097	$130,862	$146,842	$201,419	$181,681
Cost of goods sold	107,459	128,418	131,639	165,830	151,491

Gross profit	17,638	2,444	15,203	35,589	30,190
Selling, general and administrative expenses	8,469	13,765	7,071	9,333	7,492
Restructuring charges (1)		250	502	—	769
Asset impairment charge	—	5,816	—	—	—

Operating income (loss)	9,169	(17,387)	7,630	26,256	21,929
Interest expense	13,412	13,926	13,972	14,168	15,817
Other (income) loss, net (2)	(1,207)	97,699	(1,396)	(1,844)	(456)

Income (loss) before taxes and cumulative change in accounting principle	(3,036)	(129,012)	(4,946)	13,932	6,568
Income tax expense (benefit)	—	6,835	(1,868)	5,602	2,880

Income (loss) before effect of cumulative change in accounting principle	(3,036)	(135,847)	(3,078)	8,330	3,688
Cumulative effect of change in accounting principle	—	(4,726)	—	—	—

Net income (loss)	$(3,036)	$(140,573)	$(3,078)	$8,330	$3,688

Other Data:
Depreciation and amortization (3)	$6,039	$8,240	$8,744	$8,584	$8,206
Capital Expenditures	1,975	1,681	15,739	6,764	6,531
Cash flows from operating activities	8,671	9,619	1,064	6,851	28,266
Cash flows from investing activities	(1,946)	(1,094)	(15,657)	(6,728)	(6,472)
Cash flows from financing activities	(3,932)	(7,376)	14,607	(132)	(21,795)
Ratio of earnings to fixed charges (4)	—	—	—	2.0x	1.5x

Balance sheet data (at period end):
Total assets	$89,328	$95,511	$135,599	$136,806	$127,567
Current debt (5)	$1,200	$111,356	$—	$3,106	$—
Long-term debt (5)	$98,968	$—	$125,583	$114,477	$132,383
Total debt	$100,168	$111,356	$125,583	$117,583	$132,383
Stockholder’s deficit	$(37,542)	$(46,115)	$(9,740)	$(16,251)	$(35,061)

(1)	Represents costs associated with terminated employees in connection with restructuring plans.

(2)	Debt issuance costs of $1.7 million ($1.0 million net of tax) associated with the termination of the senior subordinated credit facility were written off in the first quarter of 1999 and were originally recorded as an extraordinary charge in the financial statements. This loss has been reclassified as a component of other income (loss), net in conjunction with issuance of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.
(3)	Amounts do not include amortization of debt issuance costs and original issue discount, which is included in interest expense.
(4)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income before taxes and changes in accounting principles and fixed charges, excluding capitalized interest. Fixed charges consists of interest expense, capitalized interest, amortization of debt issuance costs and one-third of rental expense (the portion deemed representative of the interest factor). For the year ended December 31, 2003, 2002 and 2001, our earnings were insufficient to cover fixed charges by $16.7 million, $143.2 million and $19.4 million, respectively.
(5)	As a result of the short term nature of the Senior Credit Facility in 2002 the debt was classified as a current liability. The Senior Subordinated Notes were classified as a current liability due to the fact that payment of interest due in 2003 was contingent upon our ability to improve cash flows from operations and liquidity in 2003. The debt is classified as long-term for 2003 due to the long-term financing arrangement with WFF.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our consolidated financial statements and related notes contained in this Report. The forward-looking statements under this section are subject to risks and uncertainties that exist in our operations and business environment. See Part 1, “Cautionary Statement Regarding Forward-Looking Statements”.

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

We experienced a rapid deterioration in liquidity and financial condition beginning in the second quarter of 2002 as a result of worsening industry and economic conditions that had a material adverse affect on our ability to generate revenue and sufficient liquidity to fund our operations. During the second half of 2002, when management determined that the electronics industry was not likely to improve in the short term, we engaged in an aggressive inventory and cost reduction program in order to restructure our business. Our performance during 2002 and 2003 has been consistent with our restructuring plan. In 2003, we saw a decrease in overall sales from 2002 of $5.8 million, or 4.4%. However, our profitability improved with gross margins increasing from 1.9% to 14.1%. In addition, we reduced our long-term debt in 2003 by $11.2 million.

The decrease in our overall sales from 2002 to 2003 was mainly due to the decrease in sales of electronic fabrics. This decrease is a result of the continued downturn in the electronics industry. Sales of our electronic fabrics decreased $9.1 million, or 22.7%, from 2002 to 2003. Sales of our composite fabrics, which are mainly to the aerospace industry, increased slightly by $1.0 million, or 2.2%, from 2002 to 2003 due to increased market share. Sales of our filtration fabrics increased $4.2 million, or 18.0%, from 2002 to 2003. This increase is due to an increase in demand for replacement filtration bags.

On June 6, 2003, we obtained a five-year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”), formerly Foothill Capital Corporation. The loan with WFF (“WFF Loan”) is for a maximum revolver credit line of $40.0 million with a letter of credit (“L/C”) sub-line of $4.0 million, an inventory sub-line of $15.0 million and a term loan sub-line of $6.0 million, of which the principal is amortized over 60 months. WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 45% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $15.0 million or 80% of the net orderly liquidation value; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7.0 million and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum EBITDA level in 2003 building to a trailing 12 month calculation in 2004 and (iii) a cap on yearly capital expenditures of $2.0 million; and (4) an early termination fee of 5% in year one decreasing by 1% each year thereafter. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs and to retire other outstanding debt. The WFF Loan is guaranteed by our parent, Glass Holdings. As of December 31, 2003, amounts outstanding under the WFF Loan totaled $5.4 million, consisting only of the term loan. No advances were outstanding under the revolver. The interest rate on the WFF Loan at December 31, 2003 was 5.0%.

In 2003, we have continued to operate in our restructured environment. The South Hill heavyweight fabrics facility is still closed and we have continued our efforts to reduce inventory and maximize our asset utilization. Inventory decreased $0.5 million, or 2.2%, to $22.1 million as of December 31, 2003 as compared to December 31, 2002. As of December 31, 2003, we reduced our debt by $11.2 million, or 10.1%, to $100.2 million as compared to $111.4 million as of December 31, 2002. On June 20, 2003, we repurchased $1.3 million (face amount) of Senior Subordinated Notes for $0.8 million plus accrued interest of $0.1 million. This transaction resulted in a gain on extinguishment of $0.4 million. On August 25, 2003, we repurchased an additional $3.0 million (face amount) of Senior Subordinated Notes for $2.2 million plus accrued interest. This transaction resulted in a gain on extinguishment of $0.8 million.

While our performance in 2003 has been consistent with our restructured business plan, there can be no assurance that we will be able to continue to generate sufficient operating cash flow to fund our operations and interest payments on our Senior Subordinated Notes or that we will be able to continue to meet the financial covenants and make required loan payments under the WFF loan.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, engineers, lawyers and actuaries to assist in our evaluation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our consolidated financial statements:

•	Revenue Recognition - Revenue from product sales and the related cost of goods sold are recognized at the time both risk of loss and legal title transfer to the customer, which is typically at delivery.

•	Allowance for Doubtful Receivables – We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some customers are currently operating in bankruptcy or have experienced financial difficulties. If the financial condition of any of our customers worsens, additional allowances may be required.

•	Inventories – Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory styles to determine obsolete or slow-moving items. Finished goods are written down based on quality and age. Second quality goods are also written down from their original value.

Our methodology recognizes projected inventory losses at the time such losses are anticipated rather than at the time goods are actually sold. The adequacy of this estimate is dependent on a number of future factors, including, but not limited to, the state of the economy and the level of customer demand. These factors could cause our inventory reserve to change by a material amount in the near term. During 2002, as a result of a significant decline in the markets in which we operate, we recorded a $5.6 million charge to cost of goods sold to write-down excess and obsolete inventory to the lower of cost or market value. There was no similar charge in 2003.

•	Restructuring Charge - We have recorded restructuring charges in accordance with decisions to reduce our manufacturing and administrative cost structure. These charges relate primarily to workforce reduction. Severance and related charges are accrued based on an estimate of amounts that will be paid to affected salaried and hourly employees. Restructuring reserve requirements are evaluated at the end of each reporting period. Any necessary changes based on these evaluations are recorded in the period of change. Restructuring charges are summarized in Note 7 of the consolidated financial statements.

•	Employee Benefits - We sponsor a defined benefit pension plan as a retirement benefit for eligible employees. Because pension obligations will ultimately be settled in future periods, the determination of annual pension expense and pension liabilities is subject to estimates and assumptions. The principal assumptions used in our estimations are summarized in Note 11 of the consolidated financial statements. We review these assumptions annually and modify them based on current rates and trends.

One of the critical assumptions used in the actuarial model that is used to calculate our annual pension expense is the discount rate. The rate we use is based on market rates for highly rated corporate debt instruments at our annual valuation date. The discount rate is used to estimate the present value of our future benefit obligation as of the valuation date. A lower discount rate used in the actuarial model has resulted in a higher present value of benefit obligations and in a higher pension expense and changes in other comprehensive income as of and for the year ended December 31, 2003. Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. In recent periods, actual results have varied significantly from actuarial assumptions, as our pension plan assets have declined due to the overall decline in the securities markets and our pension plan liabilities have increased as a result of the decline in the discount rate.

We have a postretirement benefit plan that covers substantially all of our employees. Upon the completion of the attainment of age fifty-five and ten years of continuous service, an employee may elect to retire. Employees eligible to retire receive postretirement health benefits, including medical and dental coverage. Critical assumptions used in the actuarial calculation of our postretirement benefit obligation include the discount rate and the assumed health care cost trend rate, see Note 11 of the consolidated financial statements.

We have deferred compensation arrangements for certain key executives, which generally provide for payments upon retirement or death. A portion of these obligations are funded through life insurance contracts on behalf of the executives participating in these arrangements. Critical assumptions used in the calculation of the ultimate liability under these deferred compensation arrangements include future increases in salary and discount rate.

•	Long-lived Assets – Our depreciation and amortization policies reflect judgments on the estimated useful lives of assets. We periodically review our property and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of the carrying value of these assets by comparison to the undiscounted cash flows expected to be generated by these assets. As a result of these evaluations, we recorded an asset impairment charge of $5.8 million during 2002. There were no impairment charges in 2003.

•	Deferred Tax Assets Valuation – We record a deferred tax asset or liability when the tax effects of temporary differences result in such balances. A valuation allowance is recorded if it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to the second quarter 2002, we recorded interest income earned under the terms of the loan agreement with Glass Holdings, our parent for tax purposes. We have not recorded this income for financial reporting purposes, which resulted in a tax deferred asset. Full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings receipt of dividends and other distributions from its two subsidiaries, the Company and AGY Holdings, which are currently restricted from paying dividends and other distributions under their various debt instruments. During the second quarter 2002, due to our poor operating performance and related liquidity constraints, as well as the liquidity constraints of AGY Holdings, we recorded a full valuation allowance against this and other deferred tax assets. During the remainder of 2002 and in 2003, we have continued to fully reserve for deferred tax assets generated in those periods, primarily net operating loss carry-forwards, due to the uncertainty associated with the recognition of those deferred tax assets.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.9	98.1	89.6

Gross profit	14.1	1.9	10.4
Selling, general and administrative expenses	6.8	10.5	4.8
Restructuring charge	—	4.4	0.3
Asset impairment charge	—	0.2	—

Operating income (loss)	7.3	(13.2)	5.3
Other (income) expenses:
Interest expense	10.7	10.6	9.5
Other (income) loss, net	(1.0)	74.7	(1.0)

Loss before income taxes and cumulative effect of change in accounting principle	(2.4)	(98.5)	(3.2)
Income tax expense (benefit)	—	5.2	(1.2)

Net loss before cumulative effect of change in accounting principle	(2.4)	(103.7)	(2.0)
Cumulative effect of change in accounting principle	—	(3.6)	—

Net loss	(2.4)%	(107.3)%	(2.0)%

Fiscal Year 2003 Compared to Fiscal Year 2002

Net Sales. Net sales decreased $5.8 million, or 4.4%, to $125.1 million in 2003 from $130.9 million in 2002. Sales of glass, carbon and aramid fibers used in various composite materials increased $1.0 million during 2003 as compared to 2002, and sales of fabrics used in filtration products increased $4.2 million, or 18.0%. However, for the same period, sales of electronics fabrics used in multi-layer and rigid printed circuit boards decreased $9.1 million, or 22.7%. The decrease in sales of electronics fabrics was primarily a result of lower demand in the electronics industry that has continued throughout 2002 and 2003. In addition, the decrease in capital spending in the information technology and telecommunications industry has led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers. The increase in sales of filtration fabrics was due to an increase in demand for filtration bags. The increase in sales of composite fabrics is due to an increase in market share.

Gross Profit. Gross profit margins increased to 14.1% in 2003 from 1.9% in 2002. During 2003, we had successful cost reductions and lower raw material prices. During 2002, we incurred charges to cost of goods sold of $5.6 million to increase inventory reserves and a settlement charge for the retirement plan of $1.4 million, of which $0.9 million was allocated to cost of goods sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.3 million to $8.5 million or 6.8% of net sales, in 2003 from $13.8 million, or 10.5% of net sales, in 2002. This was primarily due to a decrease from 2002 in legal, professional and consulting fees associated with restructuring our operations of $3.4 million. In addition, in 2002, we incurred a settlement charge for the retirement plan of $1.4 million, of which $0.5 million was allocated to selling, general and administrative expenses. In 2002, we also increased our environmental reserve by $2.0 million for estimated remediation costs at our Altavista, Virginia facility.

Restructuring Charge. In 2003, we had no restructuring charges. In 2002, we accrued a restructuring charge of $0.3 million related to the severance payments to the employees of our South Hill heavyweight fabrics facility.

Asset Impairment Charges. In 2003, we had no asset impairment charges. During 2002, we recorded a $1.0 million impairment charge on the sale of equipment to an affiliate and a $4.7 million impairment charge on machinery and equipment at our South Hill heavyweight fabric manufacturing facility.

Operating Income. As a result of the aforementioned factors, operating income increased $26.6 million to $9.2 million, or 7.3% of net sales, in 2003 from $(17.4) million, or (13.2)% of net sales, in 2002.

Interest Expense. Interest expense decreased $0.5 million to $13.4 million, or 10.7% of net sales, in 2003 from $13.9 million, or 10.6% of net sales, in 2002, due to lower interest rates on the senior debt combined with lower borrowings, partially offset by write-offs of debt issuance costs.

Other Income (Loss), Net. Other income (loss) increased $98.9 million to $1.2 million in 2003 from a loss of $97.7 million in 2002. In 2003, we had a gain on extinguishment of debt of $1.2 million due to the purchase of $4.3 million of Senior Subordinated Notes. As a result of AGY’s bankruptcy filing, and consequently the financial condition of AGY Holdings, evaluations of the potential impairment of the loan from Glass Holdings to AGY Holdings and the similar loan from BGF to Glass Holdings were performed. During 2002, based on the then-current tax positions of the three companies and the insolvency of AGY Holdings, it was determined that a reserve should be recorded against BGF’s loan to Glass Holdings. Accordingly, BGF recorded a reserve of $97.7 million during 2002. This reserve remains in effect as of December 31, 2003.

Income Tax Expense (Benefit). The effective tax rate in 2003 and 2002 were 0.0% and 5.3%, respectively. These rates differ from federal statutory rates primarily due to valuation allowances on deferred tax assets. We expect our effective tax rate to remain at these levels in year 2004.

Cumulative Effect of Change in Accounting Principle. We adopted SFAS No. 142 effective January 1, 2002 and recorded a non-cash charge of $4.7 million for impairment of goodwill in 2002.

Net Loss. As a result of the aforementioned factors, net loss decreased $137.6 million to a loss of $3.0 million in 2003 from $140.6 million loss in 2002.

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

Gross Profit Margins. Gross profit margins decreased to 1.9% in 2002, from 10.4% in 2001, due primarily to lower capacity utilization and selling price reductions in 2002, charges to cost of goods sold for inventory reserves of $5.6 million, as well as a settlement charge for the retirement plan of $1.0 million, of which $0.8 million was allocated to cost of goods sold.

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

Other Income (Loss), Net. Other income (loss) decreased $99.1 million in 2002 from income of $1.4 million in 2001, to a loss of $97.7 million. As a result of AGY’s bankruptcy filing, and consequently the financial condition of AGY Holdings, evaluations of the potential impairment of the loan from Glass Holdings to AGY Holdings and the similar loan from BGF to Glass Holdings were performed. Based on the then current tax positions of the three companies and the insolvency of AGY Holdings, it was determined that a reserve should be recorded against BGF’s loan to Glass Holdings. Accordingly, BGF recorded a reserve of $97.7 million during 2002.

Income Tax Expense (Benefit). The effective tax rates in 2002 and 2001 were 5.3% and (37.8)%, respectively. The rate increase is primarily the result of recording a valuation allowance on certain deferred tax assets in 2002.

Cumulative Effect of Change in Accounting Principle. We adopted SFAS No. 142 effective January 1, 2002 and recorded a charge of $4.7 million for impairment of goodwill.

Net Loss. As a result of the aforementioned factors, our net loss increased $137.5 million to a net loss of $140.6 million in 2002, from a net loss of $3.1 million in 2001.

Balance Sheets

Accounts Receivable. Accounts receivable increased $3.2 million, or 31.4%, from December 31, 2002 to December 31, 2003. This increase was a result of increased sales in the later part of 2003, compared to the later part of 2002.

Inventory. Inventory decreased $0.5 million, or 2.2%, from December 31, 2002 to December 31, 2003. This was mainly due to the implementation of a plan aimed at maximizing our asset utilization.

Other Current Assets. Other current assets decreased $9.3 million, or 86.2%, from December 31, 2002 to December 31, 2003. This decrease was primarily the result of a decrease in deferred income taxes of $3.2 million and income tax refundable of $6.0 million. The tax refunds due were received during 2003.

Net Property, Plant and Equipment. Net property, plant and equipment decreased $4.0 million, or 8.3%, from December 31, 2002 to December 31, 2003. The net decrease is primarily the result of depreciation expense of $6.0 million, partially offset by capital expenditures of $2.0 million in 2003.

There were no significant individual capital expenditures during 2003 nor do we currently expect any significant capital expenditures during 2004.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $2.5 million, or 15.2%, from December 31, 2002 to December 31, 2003. This increase was primarily the result of an increase in the required minimum contribution to the retirement plan of $2.5 million from 2002 to 2003.

Long Term Debt. Long-term debt decreased $11.2 million from December 31, 2002 to December 31, 2003. In 2003, we paid $7.6 million on the Senior Credit Facility, received interim financing of $10.0 million, which we subsequently paid down, and paid $5.0 million on a loan from our parent. We received a $6.0 million term loan under the WFF Facility and made term loan payments of $0.6 million. In addition, we purchased $4.3 million principal amount of our Senior Subordinated Notes.

Due to the fact that we were in default under the terms of the Senior Credit Facility, as of December 31, 2002, amounts outstanding under the Senior Credit Facility as of December 31, 2002 were classified as a current liability. The Senior Subordinated Notes were also classified as a current liability at that time because payment of interest due on the Senior Subordinated Notes in 2003 was contingent upon our ability to improve cash flows from operations and liquidity in 2003. On June 6, 2003, we obtained a five-year financing arrangement with WFF. This financing arrangement, combined with improvements in our cash flows from operations and liquidity, allowed us to reclassify our debt as long term as of December 31, 2003.

Capital Lease Obligations. During 2002, we sold our Greensboro office facility to a third party for net proceeds of $2.5 million and are leasing it back under a capital lease agreement. The capital lease obligation balance at December 31, 2003 and 2002 was $2.1 million and $2.5 million, respectively.

Post Retirement and Pension Obligations. Post retirement and pension obligations decreased $2.6 million, or 32.8%, from 2002 to 2003. This decrease was due to a decrease in the long-term pension liability of $2.9 million, an increase in post retirement liability of $0.2 million, and an increase in deferred compensation liability of $0.1 million.

Off-balance Sheet Arrangements. We currently have no off-balance sheet arrangements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on our $95.8 million Senior Subordinated Notes ($94.8 million net of unamortized discount of $1.0 million), principal and interest payments on the WFF Loan, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity in January 2009. Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations, continued with availability under the WFF financing arrangement, will be adequate to meet our liquidity needs for 2004. However, this forward-looking statement is subject to risks and uncertainties. See Part 1, “Cautionary Statements Regarding Forward-Looking Statements”.

As previously discussed, we experienced a rapid deterioration in liquidity and financial condition beginning in the second quarter of 2002 as a result of worsening industry and economic conditions that had a material adverse affect on our ability to generate revenue and sufficient liquidity to fund our operations. During the second half of 2002, when management determined that the electronics industry was not likely to improve in the short term, we engaged in an aggressive inventory and cost reduction program in order to restructure our business. Our performance during 2002 and 2003 has been consistent with our restructuring plan. In 2003 we saw a decrease in overall sales from 2002 of $5.8 million, or 4.4%, however our profitability improved with gross margins increasing from 1.9% to 14.1%. In addition, we reduced our long-term debt in 2003, by $11.2 million. We incurred a net loss of approximately $3.0 million for the year ended December 31, 2003, and have a $37.5 million stockholder’s deficit as of December 31, 2003.

On June 6, 2003, we entered into the five-year WFF financing agreement (see “Overview” for details of the agreement) that is for a maximum revolver credit line of $40.0 million with a letter of credit (“L/C”) sub-line of $4.0 million, an inventory sub-line of $15.0 million and a term loan sub-line of $6.0 million of which the principal is amortized over 60 months. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs and to retire other outstanding debt. The WFF Loan is guaranteed by our parent, Glass Holdings. As of December 31, 2003, amounts outstanding under the WFF Loan totaled $5.4 million consisting only of the term loan. No advances were outstanding under the revolver. The interest rate on the WFF Loan at December 31, 2003 was 5.0%.

Availability under the revolver as of December 31, 2003 and March 19, 2004 was $9.8 million and $16.3 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $0.6 million for potential environmental liabilities. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of December 31, 2003 and March 19, 2004, the outstanding reserves totaled $5.4 million and $2.4 million, respectively.

The Senior Subordinated Notes were classified as a current liability as of December 31, 2002 due to the fact that payment of interest due in 2003 was contingent upon our ability to improve our liquidity in 2003. The WFF five-year financing arrangement has allowed us to reclassify our debt as long term as of December 31, 2003. The fair value of the Senior Subordinated Notes as of March 19, 2004 and December 31, 2003 was approximately $74.7 million and $71.8 million, respectively.

We are aware that our Senior Subordinated Notes are currently trading at substantial discounts to their face amount. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we or our affiliates may, from time to time, purchase such securities for cash in open market purchases, privately negotiated transactions or otherwise. On June 20, 2003, we repurchased $1.3 million (face amount) of Senior Subordinated Notes for $0.8 million plus accrued interest of $0.1 million. This transaction resulted in a gain of $0.4 million, which is included in other income. On August 25, 2003, we repurchased $3.0 million (face amount) of Senior Subordinated Notes for $2.2 million plus accrued interest. This transaction resulted in a gain of $0.8 million, which is included in other income.

One of our affiliates, AGY, is also a major supplier. AGY filed for protection under Chapter 11 of the US Bankruptcy Code on December 10, 2002. It is currently operating with a Debtor In Possession (“DIP”) financing and is expected to emerge from bankruptcy in the second quarter of 2004. However, there can be no assurance that AGY’s liquidity will remain adequate in the long run, which may negatively impact AGY’s ability to operate and to deliver products to us.

During the second quarter of 2002, our parent, Glass Holdings, received a $6.9 million income tax refund related to the filing of the 2001 consolidated return. On August 13, 2002, this amount was remitted to us, which reduced our loan receivable from Glass Holdings. The entire amount of the refund was applied to principal amount of the loan, due to the financial condition of Glass Holdings. During the first quarter of 2003, the Company’s parent, Glass Holdings, received a tax refund related to the filing of the 2002 consolidated tax return. In March 2003, $15.6 million of this tax refund was remitted to BGF, of which $9.6 million was applied to the loan receivable from Glass Holdings. The remaining balance of $6.0 million reduced the Company’s income tax receivable. An additional $0.5 million from Glass Holdings was received during the first quarter of 2003 and was also applied against the loan receivable and during the second quarter of 2003 an additional $0.5 million was received from Glass Holdings and applied against the loan receivable.

On August 13, 2002, we borrowed $5.0 million from Glass Holdings under a loan agreement whereby the loan matured on June 30, 2003. Interest on the loan was 3.25% and was payable quarterly in arrears beginning December 2002. We repaid the loan in full upon maturity in June 2003.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $8.7 million for 2003, compared with $9.6 million in 2002 and was primarily the result of an improvement of our overall profitability offset by significantly less working capital reductions than in 2002.

Net Cash Used in Investing Activities. Net cash used in investing activities was $1.9 million and $1.1 million in 2003 and 2002, respectively, and in 2003 was the result primarily of purchases of property, plant and equipment of $1.9 million.

Net Cash Used In Financing Activities. Net cash used in financing activities was $3.9 million for 2003, compared with net cash used in financing activities of $7.4 million for 2002 and was primarily the result of a reduction of the overall indebtedness of the company.

On September 30, 1998, AGY Holdings, an affiliate of BGF, purchased a 51% ownership interest in AGY. In connection with the acquisition, BGF loaned Glass Holdings approximately $138.6 million to provide Glass Holdings a portion of the capital necessary to fund the acquisition. The loan from BGF to Glass Holdings is evidenced by promissory notes that bear interest at the Cost of Funds Rate for BGF for the calendar year immediately preceding the date on which any interest is due. With respect to any period of determination, the Cost of Funds Rate means a rate per annum equal to the blended interest rate, as reasonably calculated by BGF, applicable to borrowings of BGF during such period in respect of indebtedness incurred by BGF, to fund the loan to Glass Holdings. Accrued interest is due and payable on the first business day of February of each year commencing on February 1, 1999 and on any date on which any principal is due. The promissory notes are payable on October 31, 2008 or such later date as may be agreed to by BGF and Glass Holdings. During the term of the loan, we have not recorded interest income earned under the terms of the loan agreement due to the fact that full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings’ receipt of dividends and other distributions from its two subsidiaries, BGF and AGY, which are currently restricted from paying dividends and other distributions under their debt agreements. Interest in arrears as of December 31, 2003 and 2002 totaled $59.6 million and $49.7 million, respectively. We received payments from Glass Holdings totaling $10.6 million, $7.7 million and $11.0 million in 2003, 2002 and 2001, respectively. BGF and Glass Holdings agreed that while there are interest amounts in arrears, any payments made on the loan balance will be allocated approximately 90% to principal and 10% to interest. However, due to the uncertainty of the ultimate collectibility of the loan which arose during 2002, all payments from Glass Holdings are now recorded as principal payments. Accordingly, we reflected $10.6 million, $7.7 million and $9.9 million of the cash payments received in 2003, 2002 and 2001, respectively, as a reduction of principal and $1.1 million was recognized as interest income in 2001 (recorded in other income on the consolidated statement of operations).

Following is a summary of our contractual obligations at the end of 2003:

	Payments due by year In millions
	2004	2005	2006	2007	Thereafter
Debt(1)	$1.2	$1.2	$1.2	$1.2	$96.4
Interest on debt (2)	9.8	9.8	9.8	9.8	14.5
Capital lease obligation	0.4	0.4	0.4	0.4	0.8
Operating leases	1.4	1.2	1.1	0.8	0.8

(1)	The $95.8 million Senior Subordinated Notes are scheduled to mature in 2009. Amounts due in 2004 through 2007, consist of principle payments on the term loan with WFF.
(2)	The interest relates to the Senior Subordinated Notes.

Outlook for 2004

The following section contains forward-looking statements about our plans, strategies and prospects during 2004. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the important factors that could cause our actual results to differ materially from those contained in any forward-looking statements set forth under Part I, “Cautionary Statement Regarding Forward-Looking Statements.”

Looking ahead to 2004:

•	Sales trends during January and February 2004 increased from the average monthly sales for the last quarter of 2003. Although no assurances can be given, we believe this trend could be maintained contingent upon the recovery of the electronics markets and our continued efforts to develop and sell products in new markets.

•	We plan to continue our efforts to maintain a low level of inventory in 2004. This could result in increased capacity utilization resulting in improved gross margins compared to 2003, contingent upon the continued improvement of the electronics market.

Related Party Transactions

See Item 13, “Certain Relationships and Related Transactions”, for a discussion of related party transactions.

Impact of Inflation

We generally attempt to pass cost increases on to our customers. Costs are affected by, among other things, inflation, and we may experience the effects of inflation in future periods. We believe, however, that inflation has not had a material impact on us during the past three years.

Recently Issued Accounting Standards

In December 2003, the FASB issued FAS 132 (Revised), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. FAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement is effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. Accordingly, we have implemented FAS 132R as of December 31, 2003.

In December 2003, the FASB issued Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”. The primary objective of the Interpretation is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and how to determine when and which business enterprise should consolidate the variable interest entity. Application of the Interpretation is required in financial statements for periods ending after March 15, 2004. We have performed our assessment of FIN 46R and determined that this interpretation will not have an impact on the consolidated financial statement.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and a rescision of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. We adopted the provisions of this statement during 2003 and it did not have a significant impact on the consolidated financial statements.

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

Our credit facilities are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. We are exposed to market risk related to changes in interest rates on borrowings under our credit facilities. The credit facilities bear interest based on LIBOR or prime. When deemed appropriate, our risk management strategy is to use derivative financial instruments, such as swaps, to hedge interest rate exposures. We do not enter into derivatives for trading or speculative purposes.

The fair value of the Senior Subordinated Notes as of March 19, 2004 and December 31, 2003 was approximately $74.7 million and $71.8 million, respectively.

Item 8. Financial Statements and Supplementary Data

See Page F-1 of the financial reports included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

Based on the most recent evaluation, our president and chief financial officer believe that our disclosure controls are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in any other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

The names, ages and positions of our directors and executive officers as of March 26, 2004 are set forth below. Our director is also a director of Glass Holdings. The director is elected annually by our sole stockholder and holds office until his successor is elected and qualified or until his earlier removal or resignation

Name	Age	Positions with BGF
Philippe Porcher	50	Chairman of the Board, Sole Director
James R. Henderson	66	President
Philippe R. Dorier	47	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Philippe Porcher was named our Chairman of the Board and Chief Executive Officer in July 2002. Previous to that, he served as Vice Chairman since April 1998. He has also served as Vice President of Porcher Industries since March 1993. Before becoming Vice President of Porcher Industries, Mr. Porcher served as Director of Porcher Industries’ industrial division. Since 1998, Mr. Porcher has served as President of the Executive Board of Porcher Industries.

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

Philippe R. Dorier has been our Senior Vice President, Chief Financial Officer, Secretary and Treasurer since 1993. From 1988 to 1993, he served as our Vice President International Audit. From 1984 until 1988, Mr. Dorier served as the Vice President of Finance of Babolat VS, S.A., and from 1980 until 1983, as the Administration and Finance Manager of Syva-Biomerieux S.A. Since 1998, Mr. Dorier has served as a member of the Executive Board of Porcher Industries.

Disclosure and Corporate Governance. We are an indirect, wholly owned subsidiary of Porcher Industries, S.A. As a result, we have no publicly-traded equity. However, even though we are no longer required by the Securities Exchange Act to file annual, quarterly and current reports with the SEC, the indenture governing our Senior Subordinated Notes requires us to nonetheless file such reports. According to the SEC, this means that we are a “voluntary filer.” As a result, because we are not an “issuer” for purposes of the Sarbanes-Oxley Act, many of its substantive governance reforms do not apply to us. Furthermore, since none of our securities, including our Senior Subordinated Notes, are listed for trading on any national securities exchange, we are not required to comply with any listing standards or corporate governance reforms of the New York Stock Exchange or Nasdaq.

However, because we continue to file or furnish reports with the SEC, most of the enhanced disclosure rules enacted under the Sarbanes-Oxley Act and related SEC rulemaking do apply to this annual report. Accordingly, we disclose below certain additional information regarding our corporate governance.

As permitted by Delaware law with respect to single shareholder corporations, our board consists of only one director, Philippe Porcher. Accordingly, our board has not established any board committees and does not intend to do so. Because Mr. Porcher is also our Chief Executive Officer, he would not be deemed to be an independent director. Mr. Porcher is not a “financial expert” under the SEC rules. We have not established a formal procedure whereby interested persons can communicate with our board regarding auditing matters or other issues. However, we nonetheless encourage investors and other interested parties to contact us at (336) 545-0011 with questions, comments, or requests for additional information.

We have not yet adopted a code of ethics that applies to our chief executive officer, chief financial officer and controller. However, we are currently in the process of preparing a code of ethics and plan to have it adopted before the close of 2004. After it becomes available, we expect to either post the code of ethics on our website or attach it to a future report that we file or furnish with the SEC.

Item 11. Executive Compensation

The following table shows, for the fiscal years ended December 31, 2003, 2002, and 2001, the compensation paid to or earned by our chief executive officer and our two other most highly compensated executive officers, as of December 31, 2003.

Name and Principal Position	Salary (1)			Bonus			Other Compensation
Philippe Porcher Chairman of the Board, Chief Executive Officer and Director and Former Vice Chairman 2003: 2002: 2001:	$ $ $	120,000 120,000 120,000	(2) (2) (2)		— — —			— — —

James R. Henderson President and Former Executive Vice President Sales and Merchandising 2003: 2002: 2001:	$ $ $	238,027 200,931 166,324		$ $	119,600 114,000 —	(6) (5)	$ $ $	15,284 5,221 12,292	(4) (4) (4)

Philippe R. Dorier Senior Vice President, Chief Financial Officer, Secretary and Treasurer 2003: 2002: 2001:	$ $ $	179,004 172,116 167,100		$ $	96,600 110,000 —	(6) (5)	$ $ $	9,344 6,674 13,475	(3) (3) (3)

(1)	Includes the following amounts deferred at the election of the following executive officers pursuant to BGF’s 401(k) plan in 2003, 2002 and 2001, respectively: Mr. Dorier— $9,148, $11,000, and $10,500; Mr. Henderson— $11,144, $9,096 and $10,481.

(2)	Represents a management fee paid by BGF Services, Inc., an affiliate of BGF, to Philippe Porcher and reimbursed by BGF to cover services provided by Philippe Porcher to BGF. See “Item 13. Certain Relationships and Related Party Transactions”.
(3)	Represents gross annual profit sharing distributions of $0, $0 and $6,427 in 2003, 2002 and 2001, respectively, and $9,344, $6,674 and $7,048 in 2003, 2002 and 2001, respectively, of personal use of a company car.
(4)	Represents gross annual profit sharing distributions of $0, $0 and $6,336 in 2003, 2002 and 2001, respectively, and $15,284, $5,221 and $5,956 in 2003, 2002 and 2001, respectively, for personal use of a company car.
(5)	Represents a bonus for 2002 paid in 2003, paid for by BGF Services and reimbursed by BGF to BGF Services in the form of management fees to cover services rendered to BGF. See “Item 13. Relationships and Related Party Transactions.”
(6)	Represents a bonus for 2003 paid in 2004, paid for by BGF Services and reimbursed by BGF to BGF Services in the form of management fees to cover services rendered to BGF. See “Item 13. Relationships and Related Party Transactions.”

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

Normal retirement benefits are determined by reference to an employee’s “accumulated contributions.” Accumulated contributions are the sum of all required employee contributions plus interest credited on the contributions, compounded annually at the rate of 120% of the federal mid-term rate in effect under section 1274 of the Internal Revenue Code for the first month of the plan year. In general, the annual normal retirement benefit is equal to 50% of the accumulated employee contributions, plus 1.5% of employee plan compensation up to $6,600 for the plan year 1989.

The estimated annual benefits payable upon retirement at normal retirement age for the executive officers listed in the “Executive Compensation” table above is as follows: Mr. Henderson-$66,800 and Mr. Dorier— $29,600. These calculations are based on 2003 compensation, assume benefits are payable as a straight-life annuity, and assume that each individual will work until age 65. Mr. Philippe Porcher does not participate in the Retirement System.

401(k) Plan. The Employees’ Profit Sharing and Tax Savings Plan of BGF Industries, Inc. covers most employees of BGF. After completing one hour of service, employees may defer up to 50% of their compensation as defined by the plan each year, subject to Internal Revenue Code limitations. We may, in our discretion, match employees’ elective deferrals up to a specified limitation each year and may make a discretionary employer contribution for employees that have completed one year of service. All contributions are 100% vested and nonforfeitable at all times. Benefits are payable after separation from service in a lump sum in cash.

Compensation of Directors

Our director did not receive separate compensation for his services as a director in 2003.

Compensation Committee Interlocks and Insider Participation

Mr. Philippe Porcher, who serves as both an executive officer and as the sole member of the board of directors of BGF, serves as the President of the Executive Board of Porcher Industries. Mr. Philippe Porcher also serves as an executive officer of Glass Holdings, AGY Holdings and BGF Services, Inc., all of which are affiliates of BGF. He is the Chairman of the Board of Directors for Glass Holdings, AGY Holdings, BGF Services, and AGY.

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

This amount is decreased progressively if the executive dies after the age of 60 but before 65. The agreements also provide for post-retirement benefits in the form of:

(1)	monthly payments over 10 years, the sum of which is equal to the “applicable percentage” multiplied by the greater of (a) the executive’s annual base salary on January 1 immediately preceding or concurrent with his retirement or (b) the average of the executive’s annual base salary on January 1 of the five years prior to his retirement. The “applicable percentage” is 15%. If the executive dies prior to receiving all of the monthly payments, the payments are made to his designated beneficiary or, if none, his estate. Reduced benefits are paid if the executive retires prior to age 65; and

(2)	a payment on death equal to three-quarters of his annual base salary on the January 1 immediately preceding or concurrent with his retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of BGF’s outstanding common stock as of December 31, 2003 for each person or group known to our management to be holding more than 5% of the common stock and for each director and executive officer named in the “Executive Compensation” table and all of our directors and executive officers as a group.

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

Item 13. Certain Relationships and Related Transactions

We are wholly owned by Porcher Industries through Glass Holdings, a U.S. holding company. Effective in 2004, our direct ownership will transfer to a new U.S. holding company, which is also owned 100% by Porcher Industries. We have ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, Glass Holdings and other wholly-owned subsidiaries of Glass Holdings, as well as other affiliates of Porcher Industries. Mr. Robert Porcher, our former Chairman of the Board and Chief Executive Officer, beneficially owns a controlling interest in Porcher Industries and Mr. Philippe Porcher, our current Chairman of the Board and Chief Executive Officer also owns an interest in Porcher Industries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings, that cover the periodic management services of Robert Porcher, Philippe Porcher, one other Porcher Industries employee and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Philippe Porcher and Dorier. In connection with these arrangements with BGF Services, we incurred expenses of $0.6 million in 2003. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. In 2003, we were not billed by the parent company for management expenses. These terms cannot be considered comparable to those that would be provided to a third party.

We purchase semi-finished and finished products from Porcher Industries. We purchased $1.8 million of these products in 2003. We sell finished goods and occasionally unfinished goods directly to Porcher and its affiliates. In 2003, we billed Porcher Industries and its affiliates $0.5 million for these goods. Porcher Industries billed us for commissions for sales of its products in Asia, Europe, and Australia of $0.1 million in 2003. We believe that prices and commissions paid or received by us for these transactions are comparable to those paid to third parties.

We collect and deposit customer payments on behalf of two wholly owned subsidiaries of Porcher Industries in exchange for fees equal to 2% of amounts collected. We billed $0.01 million in fees for these services incurred in 2003. We believe that these fees are comparable to those that would be paid to third parties.

We have a loan due from Glass Holdings, which was entered into in 1998 in the amount of $138.6 million. Additionally, we have a non-interest bearing loan payable to Glass Holdings from 1998 of $1.8 million, resulting in an original net loan balance of $136.8 million. Our loan to Glass Holdings is evidenced in part by promissory notes. Cumulative principal repayments from Glass Holdings have totaled $38.8 million, of which 2003 payments of $10.6 million in principal are included. As a result of AGY’s bankruptcy filing, and consequently the financial condition of AGY Holdings, evaluations of the potential impairment of the loan from Glass Holdings to AGY Holdings and the similar loan from BGF to Glass Holdings were performed. Based on the then current tax positions of the three companies, the insolvency of AGY Holdings, and our liquidity situation, it was determined that a reserve should be established against our loan to Glass Holdings in 2002. Accordingly, BGF recorded a reserve of $97.7 million during 2002 to properly reflect the estimated realizability of our loan to Glass Holdings.

During the first quarter of 2003, the Company’s parent, Glass Holdings, received a tax refund related to the filing of the 2002 consolidated tax return. In March 2003, $15.6 million of this tax refund was remitted to BGF, of which $9.6 million was applied to the loan receivable from Glass Holdings. The remaining balance of $6.0 million reduced the Company’s income tax receivable. An additional $0.5 million from Glass Holdings was received during the first quarter of 2003 and was also applied against the loan receivable and during the second quarter of 2003 an additional $0.5 million was received from Glass Holdings and applied against the loan receivable. The loan balance as of December 31, 2003 was $0.3 million.

In 2002, we borrowed $5.0 million from Glass Holdings under a loan agreement whereby the loan matured in June, 2003. The principle amount was paid in full in June, 2003. The interest rate on the loan was 3.25%. We recorded interest expense of $0.1 million during 2003 related to this note. We believe that these transactions were on terms no more favorable than if Glass Holdings had borrowed the funds directly from a third party.

Currently, AGY leases approximately 27,200 square feet of segregated space at our South Hill, Virginia lightweight fiber fabric facility for the purpose of manufacturing glass yarns for exclusive supply to us under a supply contract, that was to expire on December 31, 2008. As part of AGY’s restructuring, the glass yarn operation at the South Hill facility will be closed effective August 2004 and the supply agreement with BGF will be terminated. As part of the ownership restructuring, Porcher Industries (See Item 13, “Certain Relationships and Related Transactions”) will enter into a supply agreement with AGY in which BGF has an incentive but is under no obligation to purchase yarn from AGY. We provide AGY with leased employees at this facility and administrative and technical support services. We billed AGY approximately $1.4 million pursuant to this agreement in 2003. We also purchased approximately $15.0 million of raw materials from AGY in the twelve months ended December 31, 2003. We believe that each of these arrangements are on terms no more favorable than those that would be provided to third parties. While AGY is currently in Chapter 11 under the Bankruptcy Code, we do not expect our operations to be significantly impacted.

See also Note 15 to the consolidated financial statements filed as part of this Annual Report in Item 15.

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has served as independent auditors of BGF since 1994 and is considered by our management to be well qualified. We have been advised by that firm that neither it nor any member thereof has any financial interest, direct or indirect, in us or any of our subsidiaries in any capacity. The fees shown below are in thousands of dollars.

Audit Fees. We paid PricewaterhouseCoopers LLP $145 in audit fees for services rendered in the fiscal year ended December 31, 2003 as compared to $178 in audit fees during the fiscal year ended December 31, 2002.

Audit-Related Fees. We paid PricewaterhouseCoopers LLP $0 for audit-related services rendered in 2003 as compared to $15 in audit-related fees rendered in 2002. These audit-related services were for employee benefit plan audits.

Tax Fees. We paid PricewaterhouseCoopers LLP $124 for tax services rendered in 2003 as compared to $148 in tax fees rendered in 2002. These tax services generally included tax return preparation, tax compliance, tax planning and tax advice.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.	FINANCIAL STATEMENTS

See Index on page F-1.

2.	FINANCIAL STATEMENT SCHEDULE

See Index on page F-1.

(a)	Documents Incorporated by Reference or Filed with this Report:

EXHIBITS

Exhibit No.	Description of Exhibit

3.1(1)	Certificate of Incorporation of BGF Industries, Inc., as amended

3.2(1)	Bylaws of BGF Industries, Inc., as amended

4.1(1)	Indenture, dated as of January 21, 1999, among BGF Industries, Inc. and The Bank of New York, as trustee, relating to $100 million principal amount of 10¼% Senior Subordinated Notes Due 2009

4.2(1)	Form of 10¼% Series A and Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

10.3(1)	Deferred Compensation Agreement, dated April 16, 1990, by and between BGF, Industries, Inc. and James R. Henderson (2)

10.4(1)	Deferred Compensation Agreement, dated January 28, 1993, by and between BGF Services, Inc. and Philippe Dorier (2)

10.5(1)	Lease, dated March 20, 1996, between E.R. English, Sr., as lessor, and BGF Industries, Inc., as lessee

10.6(1)	Purchase Order (Lease), dated November 26, 1996, between K&C Brokerage, as lessor, and BGF Industries, Inc., as lessee

10.7(1)	Lease, dated November 1, 1991, by and between H.V. Johns, Jr., as lessor, and BGF Industries, Inc. as lessee

10.9(1)	Note Purchase Agreement dated January 15, 1999 between BFG Industries, Inc., Inc. and the Initial Purchaser

10.10	(1)	Senior Credit Agreement dated September 30, 1999 among BGF Industries, Inc., as Borrower, its Domestic Subsidiaries from time to time party thereto, as Guarantors, the Lenders Parties thereto and First Union National Bank, as Agent

10.11	(1)	Senior Subordinated Credit Agreement dated as of September 30, 1998 among BGF Industries, Inc., as Borrower, certain subsidiaries from time to time party thereto, as Guarantors, and First Union Investors, Inc., as Agent

10.12	(1)	Promissory Note, dated September 30, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $135,043,844.62

10.13	(1)	Promissory Note, dated December 23, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $2,681,000

10.14	(3)	Second Amendment to Credit Agreement, dated December 16, 1999, by and among BGF Industries, Inc. (the “Borrower”), certain Domestic Subsidiaries of the Borrower party thereto (collectively the “Guarantors”), several banks and other financial institutions party thereto (the “Lenders”) and First Union National Bank (the “Agent”).

10.15	(3)	Syndication Amendment and Assignment, dated November 30, 1998, by and among BGF Industries, Inc. (the “Borrower”), certain Domestic Subsidiaries of the Borrower party thereto (collectively the “Guarantors”), the Existing Lender (as defined therein), the New Lenders (as defined therein), and First Union National Bank (the “Agent”).

10.17	(5)	Lease Agreement, dated October 1, 2000 by and between Edgar J.T. Perrow and BGF Industries, Inc.

10.18	(6)	Third Amendment to Credit Agreement, dated September 28, 2001, by and among BGF Industries, Inc. (the “Borrower”), certain Domestic Subsidiaries of the Borrower party thereto (collectively the “Guarantors”), several banks and other financial institutions party thereto (the “Lenders”) and First Union National Bank (the “Agent”).

10.19	(7)	$5 million intercompany note between Glass Holdings Corp. and BGF dated August 14, 2002.

10.20	(7)	The CIT Group/Business Credit, Inc. Financing Agreement with BGF, dated February 14, 2003.

10.21	(7)	Lease Agreement, dated November 26, 2002 by and between Davidson Industrial Properties, LLC and BGF Industries, Inc.

10.22	(8)	Fourth Amendment and Forbearance Agreement, dated August 13, 2002 by and between BGF Industries, Inc. and Wachovia Bank

10.23	(9)	Loan and Security Agreement by and among BGF Industries, Inc. as Borrower, The Lenders that are Signatories Hereto as the Lenders, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent Dated as of June 6, 2003

10.24	Lease Agreement, dated October 27, 2003 by and between Schwarz and Schwarz, Inc. and BGF Industries, Inc.

12	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

99.1	Reconciliation of net income to EBITDA

(1)	Filed as part of the Company’s Registration Statement (333-72321) and incorporated herein by reference.
(2)	Management contract or compensatory plan or arrangement.
(3)	Filed as part of the Company’s Form 8-K, dated December 16, 1999 and incorporated herein by reference.
(4)	Filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
(5)	Filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
(6)	Filed as part of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2001 and incorporated herein by reference.
(7)	Filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(8)	Filed as part of the Company’s Form 10Q for the fiscal quarter ended June 30, 2002 and incorporated herein by reference
(9)	Filed as part of the Company’s Form 10Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K - None

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

of BGF Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) on page 33 present fairly, in all material respects, the financial position of BGF Industries, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) on page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

As discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

/S/ PRICEWATERHOUSECOOPERS LLP

Greensboro, North Carolina

March 5, 2004

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$3,964	$1,171
Trade accounts receivable, less allowance for returns and doubtful accounts of $344 and $316, respectively	13,415	10,197
Inventories	22,139	22,635
Other current assets	4,671	10,824

Total current assets	44,189	44,827
Net property, plant and equipment	43,863	47,943
Other noncurrent assets, net	4,453	2,741

Total assets	$92,505	$95,511

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$5,244	$4,389
Accrued liabilities	14,004	12,318
Current portion of capital lease obligation	330	329
Current portion of long-term debt, net of discount of $1,217 in 2002	1,200	111,356

Total current liabilities	20,778	128,392
Long-term debt, net of discount of $973	98,968	—
Capital lease obligation	1,837	2,163
Deferred income taxes	3,177	3,206
Postretirement benefit and pension obligations	5,287	7,865

Total liabilities	130,047	141,626

Commitments and contingencies (Note 14)

Stockholder’s equity (deficit):
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(71,628)	(68,592)
Accumulated other comprehensive loss	(570)	(1,555)
Loan to parent	(344)	(10,968)

Total stockholder’s deficit	(37,542)	(46,115)

Total liabilities and stockholder’s equity (deficit)	$92,505	$95,511

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Net sales	$125,097	$130,862	$146,842
Cost of goods sold	107,459	128,418	131,639

Gross profit	17,638	2,444	15,203
Selling, general and administrative expenses	8,469	13,765	7,071
Restructuring charge	—	250	502
Asset impairment charge	—	5,816	—

Operating income (loss)	9,169	(17,387)	7,630
Interest expense	13,412	13,926	13,972
Other (income) loss, net	(1,207)	97,699	(1,396)

Loss before income taxes and cumulative effect of change in accounting principle	(3,036)	(129,012)	(4,946)

Income tax expense (benefit)	—	6,835	(1,868)

Loss before cumulative effect of change in accounting principle	(3,036)	(135,847)	(3,078)
Cumulative effect of change in accounting principle	—	(4,726)	—

Net loss	$(3,036)	$(140,573)	$(3,078)

Other comprehensive loss net of tax:
Minimum pension liability adjustment	907	(1,476)	—
Cumulative effect of change in accounting principle		—	183
Change in fair value of cash flow hedge		106	(525)
Reclassification to earnings	78	157	—

Total comprehensive loss	$(2,051)	$(141,786)	$(3,420)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,036)	$(140,573)	$(3,078)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,039	8,240	8,563
Amortization of noncurrent assets	1,204	1,458	1,529
Amortization of discount on notes	197	200	200
Write-off of debt issuance costs	1,152	—	—
Goodwill impairment	—	4,726	—
Restructuring charge	—	368	467
Asset impairment charge	—	5,816	—
Reserve on loan to parent	—	97,711	—
(Gain) Loss on disposal of equipment	(19)	49	426
Gain on debt cancellation	(1,178)	—	—
Deferred income taxes	—	12,010	(5,767)
Postretirement benefit and pension obligations	1,640	973	732
Change in current assets and liabilities:
Trade accounts receivable, net	(3,218)	2,130	15,999
Other current assets	133	(823)	(590)
Inventories	496	16,402	(2,292)
Current income tax refundable	5,991	(5,578)	—
Other assets	(46)	(226)	9
Accounts payable	872	1,802	(8,061)
Accrued liabilities	(1,546)	4,934	(7,073)

Net cash provided by operating activities	8,681	9,619	1,064

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,985)	(1,681)	(15,739)
Proceeds from sale of equipment	29	587	82

Net cash used in investing activities	(1,956)	(1,094)	(15,657)

Cash flows from financing activities:
Book overdraft	—	(2,528)	(3,124)
Payments on term loan	(609)	—	(19,200)
Proceeds from revolving credit facility	10,000	38,700	74,000
Payments on revolving credit facility	(17,573)	(58,127)	(47,000)
Proceeds from term loan	6,000	—	—
Payment received on loan to parent	10,624	7,700	9,931
Proceeds from capital lease obligation	—	2,550	—
Purchases of Senior Subordinated Notes	(3,025)	—	—
Payment of forbearance exit fee	—	(250)	—
Proceeds from loan from parent	—	5,000	—
Payments on loan to parent	(5,000)	—	—
Payments on capital lease obligation	(325)	(58)	—
Payment to terminate interest rate swap	—	(363)	—
Debt issuance costs	(4,024)	—	—

Net cash provided by (used in) financing activities	(3,932)	(7,376)	14,607

Net increase in cash and cash equivalents	2,793	1,149	14
Cash and cash equivalents at beginning of period	1,171	22	8

Cash and cash equivalent at end of period	$3,964	$1,171	$22

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$11,321	$12,297	$12,607

Cash received for income taxes	$5,990	$691	$393

Supplemental disclosure of non-cash investing and financing activities
Property and equipment financed in accounts payable	$199	$216	$1,417

Decrease in fair market value of interest rate swap	$—	$106	$342

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Loan to Parent	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity (Deficit)
Balance, December 31, 2000	$1	$34,999	$75,059	$(126,310)	$—	$(16,251)
Net income (loss)	—	—	(3,078)	—	—	(3,078)
Payment received on loan to parent	—	—	—	9,931	—	9,931
Change in other comprehensive loss	—	—	—	—	(342)	(342)

Balance, December 31, 2001	$1	$34,999	$71,981	$(116,379)	$(342)	$(9,740)
Net income (loss)	—	—	(140,573)	—	—	(140,573)
Payment received on loan to parent	—	—	—	7,700	—	7,700
Reserve on loan to parent	—	—	—	97,711	—	97,711
Change in other comprehensive loss	—	—	—	—	(1,213)	(1,213)

Balance, December 31, 2002	$1	$34,999	$(68,592)	$(10,968)	$(1,555)	$(46,115)
Net income (loss)	—	—	(3,036)	—	—	(3,036)
Payment received on loan to parent	—	—	—	10,624	—	10,624
Change in other comprehensive loss	—	—	—	—	985	985

Balance December 31, 2003	$1	$34,999	$(71,628)	$(344)	$(570)	$(37,542)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Summary of Significant Accounting Policies

Principles of Consolidation. BGF Industries, Inc. is a wholly owned subsidiary of Glass Holdings Corp. (“Glass Holdings”), which is a wholly owned subsidiary of Porcher Industries, S.A. These consolidated financial statements include the accounts of BGF Industries, Inc. and its wholly owned subsidiary, BGF Overseas, Inc. (collectively “BGF” or “the Company”). All intercompany transactions and balances are eliminated in consolidation. BGF manufactures high-quality glass, aramid and carbon fiber fabrics for use in a variety of electronic, composite, insulation, construction, filtration, and commercial applications. The principal market is the United States.

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

The estimated useful lives of the assets are as follows:

Buildings and improvements	15-50 years
Machinery and equipment	3-10 years

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

Other Noncurrent Assets. Debt issuance costs are amortized over the terms of the respective debt agreements using the interest method. BGF evaluates intangible assets for impairment annually (and in interim periods if certain events occur indicating that the carrying value is impaired) through a comparison of fair value to carrying value.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

1. Summary of Significant Accounting Policies—(Continued)

Revenue Recognition. Revenue from product sales and the related cost of goods sold are recognized at the time both risk of loss and legal title transfer to the customer, which is typically at delivery.

Financial Instruments. BGF selectively enters into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. None of these agreements are used for speculative or trading purposes. The fair value of BGF’s interest rate swap agreement is the estimated amount BGF would have to pay or receive to terminate the swap agreement as of the reporting date, taking into account current interest rates. The interest rate swaps are accounted for as hedges on the basis that such derivatives reduce the risk of changes in interest rates on BGF’s variable rate debt. The interest differentials from these swaps are recorded in interest expense. There are no interest rate swaps as of December 31, 2003.

BGF enters into foreign currency exchange contracts to manage exposures related to specific foreign currency transactions or anticipated cash flows. There are no foreign currency exchange contracts as of December 31, 2003.

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

Research and Development. BGF expenses research and development costs as incurred. These costs were approximately $627, $673 and $854 for the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising and Promotion. BGF expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Such amounts were not material for 2003, 2002, and 2001.

Foreign Currency Transactions. Gains (losses) resulting from foreign currency transactions are included in other income or other expenses, and amounted to $6, $3 and $65 in 2003, 2002, and 2001, respectively.

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

At December 31, 2003, the Company has recorded provisions for slow-moving and obsolete inventories and for lower of cost or market issues associated with its inventories. The adequacy of this estimate is dependent on a number of future factors, including but not limited to the state of the economy and the level of customer demand. These factors could cause the inventory reserve to change by a material amount in the near term.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

1. Summary of Significant Accounting Policies—(Continued)

Reclassifications. Certain amounts from the prior consolidated financial statements have been reclassified to conform to the current presentation.

2. Liquidity and Financial Condition

During the year ended December 31, 2003, the Company continued to operate under its restructured business plan, which was implemented during 2002. The Company’s South Hill heavyweight fabrics facility has remained closed to reduce excess capacity and the Company has maintained its cost cutting initiatives. Industry and economic conditions have had an adverse effect on the Company’s operations beginning in 2001. The Company incurred net losses of approximately $3,036 for the year ended December 31, 2003 and had a $37,542 stockholder’s deficit as of December 31, 2003.

On June 6, 2003, the Company entered into a five year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”). This arrangement (the “WFF Loan”) provides for a maximum revolver credit line of $40,000 with a letter of credit (“L/C”) sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line of $6,000 of which the principal is amortized over 60 months. (See Note 8).

The Company’s continued existence is dependent upon several factors including its ability to continue to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue to meet its financial covenants and make required payments under the WFF loan. While the Company’s performance in 2003 has been consistent with its restructured business plan, there can be no assurance that the Company will be able to sustain its current level of operations. The Company continues to evaluate its current business plan in light of the current market conditions.

As discussed further in Note 15, an affiliate and major supplier of the Company, Advanced Glassfiber Yarns LLC (“AGY”) filed for bankruptcy under Chapter 11 of the US Bankruptcy Code in December 2002. This could result in the risk that obtaining raw materials from sources other than AGY would be more costly and could be disruptive to the Company’s business. There has been no impact on the Company’s operations during 2003 and the Company currently believes a contingency plan to secure alternative supplies of raw materials is not necessary.

3. Inventories

Inventories consist of the following:

	December 31, 2003	December 31, 2002
Supplies	$1,502	$1,460
Raw materials	1,546	1,285
Stock-in-process	3,561	3,729
Finished goods	15,530	16,161

Total inventories	$22,139	$22,635

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

4. Other Current Assets

Other current assets consist of the following:

	December 31, 2003	December 31, 2002
Deferred income taxes	$3,177	$3,206
Income tax refundable	428	6,419
Security deposits	764	880
Other	302	319

Total other current assets	$4,671	$10,824

5. Net Property Plant and Equipment

Net property, plant and equipment consist of the following:

	December 31, 2003	December 31, 2002
Land	$3,155	$3,155
Buildings	42,239	42,214
Machinery and equipment	82,314	80,803

Gross property, plant and equipment	127,708	126,172
Less: accumulated depreciation	(83,845)	(78,229)

Net property, plant and equipment	$43,863	$47,943

In December 2002, the Company entered into a sale and leaseback agreement for its corporate headquarters facility. Capitalized leased assets under the terms of this agreement as of December 31, 2003 consist of land of $850, buildings of $2,405 and accumulated amortization of $791. Capitalized leased assets under the terms of this agreement as of December 31, 2002 consist of land of $850, buildings of $2,405 and accumulated amortization of $692.

The Company’s loss condition in the second quarter of 2002 required it to perform an analysis of long-lived assets to determine whether or not an impairment had occurred, which would require accounting recognition in accordance with generally accepted accounting principles. Accordingly, the Company undertook an analysis of its long-lived assets that it uses in its manufacturing operations at each of its plants and compared the net book value of those assets to the estimated undiscounted future cash flows associated with each of the applicable asset groups. As a result, the Company determined that an impairment of machinery and equipment used in its South Hill heavyweight fabrics manufacturing facility had occurred and recorded a $4,802 write-down to reduce the carrying value of machinery and equipment to its estimated fair value based on prices for similar assets. This charge is recorded as an asset impairment charge on the accompanying consolidated statement of operations. In 2002, the Company closed its South Hill heavyweight fabrics facility as part of its restructuring plan. The net book value of the assets at this facility was $2,459 and $3,266 as of December 31, 2003 and December 31, 2002, respectively. At this time, there are no plans to reopen the facility and no decision has been made to sell the facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

6. Other Noncurrent Assets, net

Other noncurrent assets consist of the following:

	December 31, 2003	December 31, 2002
Debt issuance costs	$6,014	$4,102
Prepaid lease costs	82	82
Accumulated amortization	(1,999)	(1,756)

	4,097	2,428

Unrecognized pension prior service cost	19	25
Other noncurrent assets	337	288

Total other noncurrent assets, net	$4,453	$2,741

Debt issuance costs are amortized over the useful lives of the respective debt instruments. Prepaid lease costs are amortized over the lease term.

Amortization of deferred financing charges of $1,204, $1,458 and $1,348 for the years ended December 31, 2003, 2002, and 2001, respectively, has been included in interest expense.

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

In connection with the forbearance agreement entered into in 2002, the Company incurred $313 of deferred financing fees. These fees were written off to interest expense in 2003 after the forbearance agreement was terminated.

In connection with obtaining new financing in 2003, the Company incurred $1,215 of debt issuance costs related to a short term financing arrangement with CIT Business Credit (“CIT”). These costs were written off to interest expense in the second quarter 2003 due to the termination of the CIT Facility, as discussed in Note 8. In connection with efforts to pursue long-term financing, the Company incurred $2,809 of debt issuance costs during 2003. $2,565 of these costs relate to the long-term financing obtained from WFF and are amortized over the life of the five year WFF Loan. $244 of these costs related to long term financing that was not obtained and were written off to interest expense in the nine months ended September 30, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

7. Accrued Liabilities

	December 31, 2003	December 31, 2002
Accrued liabilities consist of the following:
Interest	$4,497	$4,764
Current contribution to retirement plan	3,304	846
Environmental	2,736	2,772
Payroll	275	146
Other employee benefits	971	1,137
Restructuring	16	99
Medical benefits	667	650
Other	1,538	1,904

Total accrued liabilities	$14,004	$12,318

Current contribution to retirement plan. Employer contributions to the retirement plan are $3,304 for 2003 to be paid in 2004 and $846 for 2002 was paid in 2003.

Environmental. The Company is engaged in an Environmental Protection Agency (the “EPA”)-supervised Voluntary Remediation Program at its Altavista facility, to address reportable quantities of polychlorinated biphenyls (“PCBs”) discovered during a 1998 environmental site assessment at the former site of a heat transfer oil tank that the previous owner of the facility had removed before BGF’s 1988 acquisition. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the city’s water treatment plant.

Other employee benefits. In 2003, the Company approved a management bonus of $920 to be paid in 2004. This bonus was paid in the first quarter of 2004. In 2002, the Company approved a management bonus of $1,050 to be paid in 2003 when liquidity permitted. This bonus was paid in the second quarter of 2003.

Restructuring. In August 2002, the Company announced the closure of its South Hill heavyweight fabrics facility, which became effective on October 1, 2002. This resulted in a reduction of the Company’s salary and wage workforce by approximately 10%. Charges of $327 related to severance payments to these employees were accrued during the third quarter of 2002. Cash payments applied against the restructuring reserve in 2003, 2002 and 2001 were approximately $83, $228 and $35, respectively.

In 2003, the Company submitted to the EPA a final Site Characterization Report (“SCR”), documenting the assessment of the BGF property and the creek draining from the property. The EPA has not yet responded to the SCR .

A 1998 Phase Two Environmental Site Assessment at the Company’s Cheraw, South Carolina facility revealed chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s DHEC, which has notified us that the chlorinated solvent residuals constitute the sole remediation concern. Recent tests indicate reduced levels of solvent concentrations.

As of December 31, 2003 and 2002, the Company had a reserve of $2.7 million for environmental exposure, which reflects the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that has conducted the site assessment and submitted the SCR to EPA. Remediation costs are estimates, subject to EPA’s approval of the SCR and of a remediation plan. Estimated remediation costs at the Cheraw facility are $0.4 million, which also is reflected in the reserve.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

7. Accrued Liabilities – (Continued)

The Company believes that these reserves may need to be increased, but is unable to derive a more reliable estimate at this time, as actual costs remain uncertain. The Company does not anticipate significant cash outflows associated with this liability in the next twelve months, as it must await the EPA’s approval of the final SCR before preparing and submitting the remediation plan for agency approval. However, there can be no assurance that the Company will not be required to respond to its environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on the Company’s financial condition.

8. Debt

Debt consists of the following:

	December 31, 2003	December 31, 2002
Term loan	$5,391	$—
Senior Credit Facility:
Revolving Credit Facility	—	7,573
Senior Subordinated Notes, net of unamortized discount of $973 and $1,217, respectively	94,777	98,783

Note payable to parent	—	5,000

Total debt	$100,168	$111,356
Current Maturities	1,200	111,356

Long-term debt	$98,968	$—

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

On June 6, 2003, the Company obtained a five-year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”), formerly Foothill Capital Corporation. The loan with WFF (“WFF Loan”) is for a maximum revolver credit line of $40,000 with a letter of credit (“L/C”) sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line of $6,000 of which the principal is amortized over 60 months. WFF has a first priority, perfected security interest in the Company’s assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 45% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $15,000 or 80% of the net orderly liquidation value; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7,000 and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum EBITDA level in 2003 building to a trailing

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8. Debt – (Continued)

12 month calculation in 2004 and (iii) a cap on yearly capital expenditures of $2,000 and; (4) an early termination fee of 5% in year one decreasing by 1% each year thereafter. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, Glass Holdings. As of December 31, 2003, amounts outstanding under the WFF Loan totaled $5,391 consisting only of the term loan, as no advances were outstanding under the revolver. The interest rate on the WFF Loan at December 31, 2003 was 5.0%.

Availability under the revolver at December 31, 2003 was $9,837. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $550 for potential environmental liabilities. The reserve for interest payments is increased by $200 a week and is reset to $0 when such payment is made. As of December 31, 2003, the total outstanding reserves amounted to $5,350.

The Senior Subordinated Notes were classified as a current liability as of December 31, 2002 because payment of interest due in 2003 was contingent upon the Company’s ability to improve its liquidity in 2003. Due to the long term financing arrangement obtained in June 2003, the Senior Subordinated Notes are classified as a long term liability as of December 31, 2003. The Senior Subordinated Notes bear interest at a rate of 10.25% which is payable semi-annually in January and July through the maturity date of January 15, 2009. The original amount of the Senior Subordinated Notes issued was $100,000.

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

The fair value of the Senior Subordinated Notes as of December 31, 2003 was approximately $71,812.

On August 13, 2002, the Company received $5,000 from Glass Holdings under a loan agreement whereby the loan was payable on demand at anytime after June 30, 2003. Interest on the loan was 3.25%. The Company repaid the loan in 2003. Interest expense on the loan during 2003 and 2002 was $73 and $64, respectively.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

9. Capital lease obligation

In December 2002, the Company entered into a sale and leaseback agreement for its corporate headquarters facility located in Greensboro, North Carolina. The transaction was accounted for as a financing. The term of the lease is seven years and the interest rate implicit in the lease is 3.0%. The net cash proceeds from this transaction were $2,466. No gain or loss was recorded as a result of this transaction. Under the terms of the sale-leaseback agreement, BGF is committed to the following future minimum lease payments at December 31, 2003:

2004	$412
2005	412
2006	412
2007	412
2008 and thereafter	798

Total minimum lease payments	2,446
Less amount representing interest	279

Total present value of minimum payments	2,167
Less current portion	330

Long-term capital lease obligation	$1,837

10. Income Taxes

Income tax expense (benefit) consists of the following:

	2003
	Current	Deferred	Total
Federal	$0	$0	$0
State	0	0	0

	$0	$0	$0

	2002
	Current	Deferred	Total
Federal	$(4,566)	$10,725	$6,159
State	(397)	1,073	676

	$(4,963)	$11,798	$6,835

	2001
	Current	Deferred	Total
Federal	$3,335	$(4,807)	$(1,472)
State	380	(776)	(396)

	$3,715	$(5,583)	$(1,868)

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes is as follows:

	2003	2002	2001
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.9%	3.4%	5.1%
Net operating loss carry forward	45.9%	—	—
Valuation allowance	(85.6)%	(42.2)%	—
Goodwill impairment charge	—	(1.2)%	—
Other	(1.3)%	(0.3)%	(3.6)%

	0.0%	(5.3)%	36.5%

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

10. Income Taxes—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2003	2002
Deferred tax assets:
Loan to parent	$53,377	$53,377
Inventories	1,020	1,828
Accrued liabilities	1,177	1,209
Accounts receivable	253	306
Tax credits	1,263	1,017
Retirement	3,461	3,146
Net operating loss carry forward	3,118	—

	63,669	60,883
Valuation allowance	(59,163)	(56,477)

	4,506	4,406

Deferred tax liabilities:
Depreciation	(4,506)	(4,406)
Other	—	—

Total gross deferred tax liabilities	(4,506)	(4,406)

Net deferred tax asset	$—	$—

BGF is included in the consolidated federal tax return of Glass Holdings. Pursuant to a tax sharing agreement, BGF is required to make tax sharing payments to Glass Holdings with respect to BGF’s pro rata share of consolidated federal income tax liabilities which does not differ significantly from that which would be determined on a stand alone basis.

Prior to the second quarter 2002, BGF recorded interest income earned under the terms of the loan agreement with Glass Holdings for tax purposes. BGF did not record this income for financial reporting purposes, which results in a deferred tax asset. Full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings’ receipt of dividends and other distributions from its two subsidiaries, BGF and AGY Holdings, which are currently restricted from paying dividends and other distributions under their various debt instruments. During 2002, due to the poor operating performance and related liquidity constraints of BGF and AGY Holdings, BGF recorded a full valuation allowance against this and other deferred tax assets of approximately $56,477 as it is more likely than not that their benefits will not be realized in the future. Additionally, no deferred tax assets were recognized in 2003.

11. Employee Benefits

Defined Contribution Plan. BGF has a 401(k) savings plan for all employees. Company contributions, if any, are made at the discretion of BGF’s Board of Directors. BGF allows participants an election of receiving their profit sharing, when applicable, in cash or as an employer contribution to the 401(k) plan. There were no Company contributions for 2003, 2002 and 2001.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

11. Employee Benefits – (Continued)

Defined Benefit Pension Plan and Postretirement Benefits. BGF has a defined benefit pension plan covering substantially all of its employees. Participating employees are required to contribute to the pension plan. Contributions to the pension plan in 2003 and 2002 amounted to $846 and $1,167, respectively. BGF made no contributions to the pension plan for 2001.

The Company also has a postretirement benefit plan that covers substantially all of its employees. Upon the completion of the attainment of age fifty-five and ten years of continuous service, an employee may elect to retire. Employees eligible to retire receive postretirement health benefits, including medical and dental coverage.

The Company uses a December 31 measurement date for its plans.

Obligations and funded status:

	Pension Benefits		Post-Retirement Benefits
	12/31/03	12/31/02	12/31/03	12/31/02
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$16,030	$18,663	$2,269	$1,927
Service cost	811	846	72	78
Interest cost	1,060	1,161	121	132
Actuarial (gain) loss	1,064	58	(200)	188
(Benefits paid)	(757)	(8)	(171)	(169)
Plan Participant Contributions	714	696	164	114
Settlement	0	(5,387)	N/A	N/A
Projected benefit obligation at end of year	$18,922	$16,029	2,255	2,270
Accrued benefit obligation at end of year	$16,012	$13,829

Change in plan assets
Fair value of plan assets at beginning of year	$8,308	$13,514	$0	$0
Actual return on plan assets	1,771	(1,057)	0	0
(Benefits paid)	(757)	(8)	(171)	(169)
Employer contributions	846	1,167	7	55
Plan participant contributions	714	696	164	114
Settlement	0	(6,004)	—	—

Fair value of plan assets at end of year	$10,882	$8,308	$0	$0

Net amount recognized
Funded status	$(8,039)	$(7,721)	$(2,255)	$(2,269)
Unrecognized prior service cost	19	25	0	0
Unrecognized net (gain) or loss	3,479	3,677	453	656

Net amount recognized	$(4,541)	$(4,019)	$(1,802)	$(1,613)

Amount recognized in the statement of financial position consists of:
Accrued benefit cost	$(5,129)	$(5,520)	$(1,802)	(1,613)
Intangible asset	19	25	N/A	N/A
Accumulated other comprehensive income	569	1,476	N/A	N/A

Net amount recognized	$(4,541)	$(4,019)	$(1,802)	$(1,613)

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

11. Employee Benefits – (Continued)

Additional liability and accumulated other comprehensive income for pension benefits:
Minimum liability
Fair value of assets at measurement date	$10,882	$8,308
Accumulated benefit obligation at measurement date	16,012	13,828
Required minimum liability	5,129	5,520
Prepaid (accrued) at fiscal year end	(4,541)	(4,019)
Additional liability at fiscal year end	588	1,501

Intangible asset
Unrecognized prior service cost	$19	$25
Maximum intangible asset, but not less than 0	19	25
Actual intangible asset	19	25

Accumulated other comprehensive income	$569	$1,476

Weighted average assumptions:
Assumptions used to determine benefit obligations at end of fiscal year
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	N/A	N/A
Rate of annual compensation increases	4.00%	4.00%	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	11.0% grading to 5.0%	9.0% grading to 5.25%

Assumptions used to determine net periodic pension cost for fiscal year
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term rate of return on plan assets	7.50%	8.00%	N/A	N/A
Rate of annual compensation increases	4.00%	4.00%	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	9.0% grading to 5.25%	10.0% grading to 5.25%
Net periodic pension cost
Service cost	$811	$846	$72	$78
Interest cost	1,060	1,160	120	131
(Expected return on plan assets)	(645)	(1,027)	0	0
Amortization of prior service cost	7	7	0	0
Recognized net actuarial (gain) or loss	136	0	3	(15)
FAS 88 Charges / (Credits)
Settlement	0	1,377	N/A	N/A
Curtailment	0	8	N/A	N/A
Total	0	1,385	N/A	N/A

Total net periodic pension cost	$1,369	$2,371	$195	$225

Increase (decrease) in minimum liability included in other comprehensive income	$(907)	$1,476	N/A	N/A

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

11. Employee Benefits – (Continued)

	Pension Benefits		Post-Retirement Benefits
	12/31/03	12/31/02	12/31/03	12/31/02
Accrued pension cost as of end of prior year	$(4,019)	$(2,814)	$(1,613)	$(1,443)
Contributions during the fiscal year	846	1,166	7	55
(Net periodic pension cost for the fiscal year)	(1,368)	(985)	(195)	(225)
Curtailment and settlement	N/A	(1,386)	0	0

Accrued pension cost as of fiscal year end	$(4,541)	$(4,019)	$(1,802)	$(1,613)

Effect of one-percentage point increase in health care cost trend on:
Service and interest cost components of FAS 106 cost	N/A	N/A	25	28
Accumulated post-retirement benefit obligation	N/A	N/A	186	201

Effect of one-percentage point decrease in health care cost trend on:
Service and interest cost components of FAS 106 cost	N/A	N/A	(21)	(24)
Accumulated post-retirement benefit obligation	N/A	N/A	(163)	(175)

Plan assets for the defined benefit plan are as follows:

Asset allocation

		Percentage of Plan Assets as of
Asset Category	Target Allocation	12/31/03	12/31/02
Equity securities	65%	66%	64%
Debt securities	35%	34%	36%
Other	%	0%	0%

Total	100%	100%	100%

Investment policy and strategy:

The policy is to place equal emphasis on the balance of current income needs and the long term growth of principal. A Balanced Growth investment approach will be used. The Fund may invest in a combination of stocks, bonds, and cash equivalent securities.

The Fund should achieve a balance between the dual objectives of preservation of current income and capital appreciation. The fund manager will actively manage the portfolio and may adjust the asset allocation between different asset classes in an effort to add value.

Determination of expected long-term rate of return:

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class.

There are no plan assets for the post-retirement benefit plan.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

11. Employee Benefits – (continued)

Cash Flows

Contributions:

Expected net employer contributions for the post-retirement benefit plan for the 2004 fiscal year is $98. Expected contributions for the defined benefit plan for the fiscal year ending 12/31/04, attributable to the 2003 plan year, are as follows:

09/15/04	$1,594

Expected contributions for the defined benefit plan based on current pension funding requirements, for the fiscal year ending 12/31/04, attributable to the 2004 plan year, are as follows:

04/15/04	$570
07/15/04	570
10/15/04	570

Total	$3,304

Estimated future benefit payments:

The following benefit payments reflecting expected future service are to be paid as follows:

Fiscal Year(s) Ending	Pension Benefits	Post- retirement Benefits
12/31/04	$644	$98
12/31/05	722	103
12/31/06	903	125
12/31/07	947	148
12/31/08	1,392	163
12/31/09 to 12/31/13	7,178	182

Total	$11,786	$819

	Pension Benefits		Post-Retirement Benefits
	12/31/03	12/31/02	12/31/03	12/31/02
Other accounting items:

Market-related value of assets	$10,882	$8,308	$0	$0
(i) Prior service cost	Straight Line	Straight Line	N/A	N/A
Employer commitments to make future plan amendments (that serve as the basis of the employer’s accounting for the plan)	None	None	None	None

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

11. Employee Benefits – (Continued)

Deferred Compensation Benefits. BGF has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement or death. The amounts accrued under this arrangement were $1,659 and $1,521 as of December 31, 2003 and 2002, respectively, and are reflected in postretirement benefit and pension obligations. The Company funds a portion of these obligations through life insurance contracts on behalf of the executives participating in these arrangements. Net cash surrender value included in other noncurrent assets was $338 and $287 at December 31, 2003 and 2002, respectively. Expenses related to these arrangements, including premiums and changes in cash surrender value, were $264, $617 and $110 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

The following table presents a summary of sales of significant customers as a percentage of BGF’s net sales:

	2003	2002	2001
Customer A	17.2%	18.6%	19.0%

Customer B	6.3%	4.8%	6.0%

13. Segment Information

BGF operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. BGF’s principal market is the United States. Net sales by geographic area is presented below, with sales based on the location of the customer. BGF does not have any long-lived assets outside the United States.

	2003	2002	2001
United States	$117,914	$124,708	$140,866
Foreign	7,183	6,154	5,976

	$125,097	$130,862	$146,842

14. Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

14. Commitments and Contingencies – (Continued)

As permitted by Delaware law, the Company has entered into indemnification agreements pursuant to which the Company indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request, in such capacity. The maximum potential amount of future payments that the Company could be required to make under these agreements is limited. As a result of its insurance coverage, the Company believes that the estimated fair value of the Company’s indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of December 31, 2003.

Operating Leases. BGF leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and noncancelable operating leases. Rent expense amounted to $857, $941 and $1,083 for the years ended December 31, 2003, 2002 an 2001, respectively. Under the terms of noncancelable operating leases, BGF is committed to the following future minimum lease payments at December 31, 2003:

Fiscal Year
2004	$1,364
2005	1,224
2006	1,094
2007	834
Thereafter	834

15. Related Party Transactions

Related party balances at December 31, 2003, 2002, and 2001 and transactions for the years ended December 31 were as follows:

	2003	2002	2001
Trade accounts receivable from Porcher	$46	$10	$52

Trade accounts receivable from other affiliated companies	$6	$4	$57

Receivable for reimbursable expenses from Porcher	$—	$12	$32

Sales to Porcher and affiliates	$514	$484	$240

Fees to a subsidiary of Glass Holdings	$580	$964	$641

Fees to an affiliate included in accounts payable	$—	$110	$—

Due from affiliate in other current assets	$3	$34	$74

Purchases from Porcher and affiliated companies, excluding Advanced Glassfiber Yarns, LLC	$1,841	$889	$4,685

Affiliated purchases included in accounts payable	$418	$118	$224

Receivable from Glass Holdings, for taxes included in Other current assets	$—	$4,845	$823

Non-interest bearing loan receivable from affiliate of Glass Holdings	$—	$—	$150

Loan receivable from Glass Holdings	$344	$10,968	$116,379

Payable to Advanced Glassfiber Yarns LLC	$1,015	$757	$171

Receivable from Advanced Glassfiber Yarns LLC	$323	$147	$1,052

Reimbursable expenses and lease income from Advanced Glassfiber Yarns LLC	$1,356	$1,126	$885

Purchases from Advanced Glassfiber Yarns LLC	$15,024	$19,119	$25,902

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

15. Related Party Transactions – (Continued)

	2003	2002	2001
Commissions to Porcher	$61	$59	$204

Service fees from subsidiaries of Porcher	$3	$3	$33

Consulting fees to a former director of BGF	$—	$5	$10

Interest income from Glass Holdings	$—	$—	$1,103

Note payable to Glass Holdings	$—	$5,000	$—

Interest payable on note to Glass Holdings	$—	$40	$—

Interest expense on note to Glass Holdings	$73	$64	$—

Proceeds from sale of manufacturing equipment to subsidiary of Glass Holdings	$—	$551	$—

The Company is wholly owned by Porcher Industries through a U.S. holding company. As of December 31, 2003, the Company was owned 100% by the U.S. Holding company Glass Holdings, Inc. Effective in 2004, the Company’s direct ownership will transfer to a new U.S. holding company which is owned 100% by Porcher Industries.

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

On September 30, 1998, AGY Holdings, an affiliate of BGF, purchased a 51% ownership interest in AGY. In connection with the acquisition, BGF loaned Glass Holdings approximately $138,590 to provide Glass Holdings a portion of the capital necessary to fund the acquisition. The loan from BGF to Glass Holdings is evidenced by promissory notes that bear interest at the Cost of Funds Rate for BGF for the calendar year immediately preceding the date on which any interest is due. With respect to any period of determination, the Cost of Funds Rate means a rate per annum equal to the blended interest rate, as reasonably calculated by BGF, applicable to borrowings of BGF during such period in respect of indebtedness incurred by BGF, to fund the loan to Glass Holdings. Accrued interest is due and payable on the first business day of February of each year commencing on February 1, 1999 and on any date on which any principal is due. The promissory notes are payable on October 31, 2008 or such later date as may be agreed to by BGF and Glass Holdings. During the term of the loan, BGF has not recorded interest income earned under the terms of the loan agreement due to the fact that full repayment of the loan and related interest by Glass Holdings is contingent on Glass Holdings’ receipt of dividends and other distributions from its two subsidiaries, BGF and AGY which are currently restricted from paying dividends and other distributions under their debt agreements. Interest in arrears as of December 31, 2003 and 2002 totaled $59,582 and $49,762, respectively. BGF received payments from Glass Holdings totaling $10,624, and $7,700 in 2003 and 2002, respectively. BGF and Glass Holdings agreed that while there are interest amounts in arrears, any payments made on the loan balance would be allocated approximately 90% to principal and 10% to interest. However, due to the uncertainty of the ultimate collectibility of the loan which arose during 2002, all payments are now recorded as principal payments. Accordingly, BGF reflected $10,624 and $7,700 of the cash payments received in 2003 and 2002, respectively as a reduction of principal and $1,103 was recognized as interest income in 2001 (recorded in other income on the consolidated statement of operations).

As a result of AGY’s bankruptcy filing, and consequently the financial condition of AGY Holdings, evaluations of the potential impairment of the loan from Glass Holdings to AGY Holdings and the similar loan from BGF to Glass Holdings were performed in 2002. Based on the tax positions of the three companies and the insolvency of AGY

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

15. Related Party Transactions – (Continued)

Holdings and BGF’s liquidity situation, it was determined that a reserve should be recorded against BGF’s loan to Glass Holdings for amounts not deemed collectible. Accordingly, BGF recorded a reserve of $97,711 during 2002 to properly reflect the estimated realizability of BGF’s loan to Glass Holdings. At December 31, 2003 and 2002, the net loan balance to Glass Holdings totaling $344 and $10,968, respectively, is included as a contra equity account in the consolidated financial statements. During the first quarter of 2003, the Company’s parent, Glass Holdings, received a tax refund related to the filing of the 2002 consolidated tax return. In March 2003, $15,619 of this tax refund was remitted to BGF, of which $9,624 was applied to the loan receivable from Glass Holdings. The remaining balance of $5,995 reduced the Company’s income tax receivable. An additional $500 from Glass Holdings was received in January 2003 and another $500 in June 2003. These amounts were also applied against the loan receivable.

The Company is the guarantor of an executive’s deferred compensation agreement with a subsidiary of Glass Holdings.

16. Quarterly Financial Information (Unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2003 and 2002:

2003 By Quarter	First	Second	Third	Fourth
Net sales	$33,636	$31,415	$28,145	$31,901
Gross profit	4,576	4,541	3,984	4,537
Operating income	2,474	2,378	1,913	2,404
Net loss	(1,178)	(1,124)	(300)	(434)

2002 By Quarter	First	Second	Third	Fourth
Net sales	$36,343	$34,519	$31,093	$28,907
Gross profit (loss)	521	(2,163)	2,124	1,962
Operating loss	(822)	(13,115)	(2,279)	(1,171)
Net loss (1)	(7,265)	(27,318)	(3,860)	(102,130)

(1)	During the fourth quarter of 2002, a reserve of $97,711 was established against the company’s loan to parent. See Note 15.

17. Recent Accounting Pronouncements

In December 2003, The FASB issued FAS 132 (Revised), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. FAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement is effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. Accordingly, the Company has implemented FAS 132R beginning with its year ending December 31, 2003.

In December 2003, the FASB issued the Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”. The primary objective of the Interpretation is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and how to determine when and which business enterprise should consolidate the variable interest entity. Application of the Interpretation is required in financial statements for periods ending after March 15, 2004. Management performed an assessment of FIN 46R and determined that this interpretation will not have an impact on its consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

17. Recent Accounting Pronouncements – (Continued)

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and a rescision of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. The Company adopted the provisions of this statement during 2003 and it did not have a significant impact on the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 26, 2004.

BGF INDUSTRIES, INC.

By:	/s/ James R. Henderson
James R. Henderson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant in the capacities indicated on March 26, 2004.

Signature	Title
/s/ Philippe Porcher	Chairman of the Board of Directors
Philippe Porcher

/s/ James R. Henderson	President (Principal Executive Officer)
James R. Henderson

/s/ Philippe R. Dorier Philippe R. Dorier	Chief Financial Officer (Principal Financial and Accounting Officer)

SUPPLENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy statement has been sent to security holders of the Registrant.

Schedule II - Valuation and Qualifying Accounts

(In thousands)

		Column C
Column A	Column B	Additions		Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts)	Deductions	Balance at End of Period
Allowance for doubtful accounts, returned goods and discounts deducted from accounts receivable in the balance sheets:
Year ended December 31, 2003	$316	$5	$—	$23	$344
Year ended December 31, 2002	$400	$26	$—	$110	$316
Year ended December 31, 2001	$663	$20	$—	$283	$400

Allowance for obsolete inventory:
Year ended December 31, 2003	$4,148	$2,936	$—	$4,721	$2,363
Year ended December 31, 2002	$2,634	$5,624	$—	$4,110	$4,148
Year ended December 31, 2001	$1,691	$1,119	$—	$176	$2,634

Restructuring Reserve:
Year ended December31, 2003	$99	$—	$—	$83	$16
Year ended December31, 2002	$467	$250	$—	$618	$99
Year ended December 31, 2001	$—	$502	$—	$35	$467

Environmental Reserve:
Year ended December31, 2003	$2,772	$—	$—	$36	$2,736
Year ended December31, 2002	$434	$2,527	$—	$189	$2,772
Year ended December 31, 2001	$135	$600	$—	$301	$434

S-1