Form 10-Q
period 2004-03-31
BGF INDUSTRIES INC
filed 2004-05-12
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of May 10, 2004.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,964
Trade accounts receivable, less allowance for returns and doubtful accounts of $404 and $344, respectively	17,062	13,415
Inventories	23,968	22,139
Other current assets	4,277	4,671

Total current assets	45,307	44,189
Net property, plant and equipment	42,914	43,863
Other noncurrent assets, net	4,254	4,453

Total assets	$92,475	$92,505

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Cash overdraft	$151	$—
Accounts payable	6,168	5,244
Accrued liabilities	11,096	14,004
Current portion of capital lease obligation	333	330
Current portion of long-term debt	1,200	1,200

Total current liabilities	18,948	20,778
Long-term debt, net of discount of $925 and $973, respectively	98,714	98,968
Capital lease obligation, net of current portion	1,752	1,837
Deferred income taxes	3,177	3,177
Postretirement benefit and pension obligations	6,224	5,287

Total liabilities	128,815	130,047

Commitments and contingencies

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(70,426)	(71,628)
Accumulated other comprehensive loss	(570)	(570)
Loan to parent	(344)	(344)

Total stockholder’s deficit	(36,340)	(37,542)

Total liabilities and stockholder’s deficit	$92,475	$92,505

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
Net sales	$38,844	$33,636
Cost of goods sold	32,219	29,060

Gross profit	6,625	4,576
Selling, general and administrative expenses	2,530	2,102

Operating income	4,095	2,474
Interest expense	2,880	3,654
Other (income) expense, net	13	(2)

Income (loss) before income taxes	1,202	(1,178)
Income tax benefit	—	—

Net income (loss)	1,202	(1,178)
Other comprehensive income net of tax:
Reclassification to earnings	—	79

Total comprehensive income (loss)	$1,202	$(1,099)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,202	$(1,178)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,365	1,803
Amortization	216	694
Amortization of discount on notes	48	50
Gain on disposal of equipment	(2)	—
Postretirement benefit and pension obligations	937	308
Change in assets and liabilities:
Trade accounts receivable, net	(3,647)	(3,578)
Other current assets	394	5,242
Inventories	(1,829)	(1,247)
Other assets	(16)	(11)
Accounts payable	1,084	2,069
Accrued liabilities	(2,909)	(2,047)

Net cash (used in) provided by operating activities	(3,157)	2,105

Cash flows from investing activities:
Purchases of property, plant and equipment	(576)	(187)
Proceeds from sale of equipment	2	—

Net cash used in investing activities	(574)	(187)

Cash flows from financing activities:
Book overdraft	151	—
Proceeds from revolving credit facility	1,500	10,000
Payments on revolving credit facility	(1,500)	(17,573)
Payments on term loan	(302)	—
Payment received on loan to parent	—	10,124
Payments on capital lease obligation	(82)	(81)
Deferred financing costs	—	(1,380)

Net cash (used in) provided by financing activities	(233)	1,090

Net increase (decrease) in cash and cash equivalents	(3,964)	3,008
Cash and cash equivalents at beginning of period	3,964	1,171

Cash and cash equivalent at end of period	—	$4,179

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,120	$5,512

Cash received during the period for income taxes	$401	$5,984

Supplemental disclosure of non-cash investing and financing activities
Property and equipment financed in accounts payable	$39	$206

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2003 on file with the Securities and Exchange Commission in the Company’s 2003 Annual Report on Form 10-K.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and in this Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

2. Liquidity and Financial Condition

During the three months ended March 31, 2004, the Company continued to operate under its restructured business plan, which was implemented during 2002. The Company’s South Hill heavyweight fabrics facility has remained closed to reduce excess capacity and the Company has maintained its cost cutting initiatives. Industry and economic conditions had an adverse effect on the Company’s operations beginning in 2001. The Company incurred net losses of approximately $3,036 for the year ended December 31, 2003 and had a $37,542 stockholder’s deficit as of December 31, 2003. In the three months ended March 31, 2004, the Company generated net income of $1,202 and had a $36,340 stockholder’s deficit as of March 31, 2004.

The Company’s continued existence is dependent upon several factors including its ability to continue to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue to meet its financial covenants and make required payments under the Wells Fargo Foothill (“WFF”) loan (See Note 7). While the Company’s performance to date in 2004 has been consistent with, or better than, the level of performance anticipated in its restructured business plan, there can be no assurance that the Company will be able to sustain its current level of operations. The Company continues to evaluate its current business plan in light of the current market conditions.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3. Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003
	(unaudited)
Supplies	$1,460	$1,502
Raw materials	2,420	1,546
Stock-in-process	3,902	3,561
Finished goods	16,186	15,530

	$23,968	$22,139

4. Property, Plant and Equipment, Net

Net property, plant and equipment consists of the following:

	March 31, 2004	December 31, 2003
	(unaudited)
Land	$3,155	$3,155
Buildings	42,387	42,239
Machinery and equipment	82,561	82,314

Gross property, plant and equipment	128,103	127,708
Less: accumulated depreciation	(85,189)	(83,845)

Net property, plant and equipment	$42,914	$43,863

5. Other Noncurrent Assets, net

Other noncurrent assets, net consist of the following:

	March 31, 2004	December 31, 2003
	(unaudited)
Debt issuance costs	$6,014	$6,014
Prepaid lease costs	82	82
Accumulated amortization	(2,215)	(1,999)

	3,881	4,097
Unrecognized pension prior service cost	19	19
Other noncurrent assets	354	337

Total other noncurrent assets, net	$4,254	$4,453

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

5. Other Noncurrent Assets, net – (Continued)

Debt issuance costs are being amortized over the lives of the respective debt instruments. Prepaid lease costs are being amortized over the lease term.

Amortization of deferred financing charges of $216 and $594 for the three months ended March 31, 2004 and 2003, respectively, has been included in interest expense. In the first quarter of 2003, BGF wrote off $100 of net debt issuance costs related to its previously existing senior credit facility. These costs have been classified as interest expense in the accompanying financial statements.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2004	December 31, 2003
	(unaudited)
Interest	$2,043	$4,497
Current contribution to retirement plan	2,791	3,304
Environmental	2,734	2,736
Payroll	763	275
Other employee benefits	390	971
Restructuring	10	16
Medical benefits	667	667
Other	1,698	1,538

Total accrued liabilities	$11,096	$14,004

Current contribution to retirement plan. Employer contributions payable to the retirement plan totaling $2,791 represents $1,594 payable for 2003 and $1,197 payable for 2004, both of which are to be paid in 2004. (See Note 9).

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

In 2003, the Company submitted to the EPA a final Site Characterization Report (“SCR”), documenting the assessment of the BGF property and the creek draining from the property. The EPA has not yet responded to the SCR, although the Company has a follow-up meeting scheduled with the EPA in May, 2004.

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

As of March 31, 2004 and December 31, 2003, the Company had a reserve of $2,734 and $2,736, respectively, for environmental exposure, which reflects the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that has conducted the site assessment and submitted the SCR to EPA. Remediation costs are estimates, subject to EPA’s approval of the SCR and of a remediation plan. Estimated remediation costs at the Cheraw facility are $0.4 million, which also is reflected in the reserve.

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

Restructuring. In August 2002, the Company announced the closure of its South Hill heavyweight fabrics facility, which became effective on October 1, 2002. This resulted in a reduction of the Company’s salary and wage workforce by approximately 10%. Cash payments applied against the restructuring reserve in the first quarter of 2004 and 2003 were approximately $6 and $49, respectively.

7. Debt

Debt consists of the following:

	March 31, 2004	December 31, 2003
Term loan	$5,089	$5,391
Senior Subordinated Notes, net of unamortized discount of $925 and $973, respectively	94,825	94,777

Total debt	$99,914	$100,168
Current Maturities	1,200	1,200

Long-term debt	$98,714	$98,968

On June 6, 2003, the Company obtained a five-year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”), formerly Foothill Capital Corporation. The loan with WFF (“WFF Loan”) is for a maximum revolver credit line of $40,000 with a letter of credit (“L/C”) sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line of $6,000 of which the principal is amortized over 60 months. WFF has a first priority, perfected security interest in the Company’s assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 45% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $15,000 or 80% of the net orderly liquidation value; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7,000 and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum EBITDA level in 2003 building to a trailing 12 month calculation in 2004 and (iii) a cap on yearly capital expenditures of $2,000 and; (4) an early termination fee of 5% in year one decreasing by 1% each year thereafter. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, Glass Holdings. As of March 31, 2004 and December 31, 2003, amounts outstanding under the WFF Loan totaled $5,089 and $5,391, respectively, and consisted only of the term loan as no advances were outstanding under the revolver. The interest rate on amounts outstanding under the term loan portion of the WFF Loan at March 31, 2004 and December 31, 2003 was 5.0%.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

7. Debt – (Continued)

Availability under the revolver at March 31, 2004 and December 31, 2003 was $14,633 and $9,837, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $550 for potential environmental liabilities. The reserve for interest payments is increased by $200 a week in 2003 and $189 a week in 2004, and is reset to $0 when such payment is made. As of March 31, 2004 and December 31, 2003, the total outstanding reserves amounted to $2,622 and $5,350, respectively.

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The original amount of the Senior Subordinated Notes issued was $100,000, of which approximately $95,750 in face amount remain outstanding, as a result of repurchases made by the Company in the second and third quarters of 2003.

The fair value of the Senior Subordinated Notes as of March 31, 2004 and December 31, 2003 was approximately $86,175 and $71,812, respectively.

8. Income Taxes

The effective tax rate for the three months ended March 31, 2004 and March 31, 2003 was 0.0%. The Company incurred no tax provision in these periods due to the fact that the Company has a full valuation allowance recorded against its net deferred tax assets which include net operating loss carryforwards.

9. Employee Benefits

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

Net periodic pension costs for the three months ended March 31, 2004 and March 31, 2003 are as follows:

	Pension Benefits		Post-Retirement Benefits
	For the Three Months Ended		For the Three Months Ended
	2004	2003	2004	2003
Net periodic pension cost:
Service cost	$243	$165	$24	$21
Interest cost	295	216	37	35
(Expected return on plan assets)	(214)	(161)	—	—
Amortization of prior service cost	2	2	—	—
Recognized net actuarial (gain) or loss	25	27	4	7

Total net periodic pension cost	$351	$249	$65	$63

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9. Employee Benefits – (Continued)

Expected contributions for the defined benefit plan for the year ended December 31, 2004, attributable to the 2003 plan year are $1,594, due September 15, 2004. Expected contributions (previously disclosed and revised), based on the current pension funding requirements, for the year ended December 31, 2004, attributable to the 2004 plan year are as follows:

	Previously Disclosed Amount	Revised Amount
4/15/04	$570	$399
7/15/04	$570	$399
10/15/04	$570	$399

	$1,710	$1,197

The revised amount reflects the provisions of the Pension Funding Equity Act of 2004, enacted on April 10, 2004, which provides interest rate relief and reduces the amount of the required quarterly contributions for the years 2004 and 2005.

Expected net employee contributions for the postretirement benefit plan for the year ended December 31, 2004 is $98.

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

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
United States	$36,653	$31,808
Foreign	2,191	1,828

	$38,844	$33,636

11. Commitments and Contingencies

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

As permitted by Delaware law, the Company has entered into indemnification agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request, in such capacity. The maximum potential amount of future payments that the Company could be required to make under these agreements is limited. As a result of its insurance coverage, the Company believes that the estimated fair value of the Company’s indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of March 31, 2004.

12. Recent Accounting Pronouncements

There are no new accounting pronouncements that could have an impact on the Company’s consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

13. Related Party Transactions

On December 10, 2002, Advanced Glassfiber Yarns, LLC (“AGY”), a major supplier and affiliate of BGF, filed for protection under Chapter 11 of the U. S. bankruptcy code. On April 2, 2004, AGY emerged from bankruptcy. The Company has not experienced any interruptions in its supply of materials from AGY. As part of AGY’s reorganization, the glass yarn operation at the South Hill facility will be closed effective August 2004 and the supply agreement, relating to this facility, with BGF will be terminated. Porcher Industries, which owns BGF through a US holding company, previously owned a 51% interest in AGY and now owns a 15% interest in the newly emerged AGY entity. Porcher Industries has entered into a supply agreement with the newly emerged AGYentity in which BGF has an economic incentive, but not an obligation, to purchase yarn from AGY.

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

You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with our audited consolidated financial statements and related notes as of and for the year ended December 31, 2003 set forth in our 2003 Annual Report on Form 10-K.

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

In 2004, we have continued to operate in our restructured environment that resulted from a significant deterioration of our business in 2002. The South Hill heavyweight fabrics facility is still closed and we have continued our efforts to reduce inventory and maximize our asset utilization. Overall sales increased $5.2 million, or 15.5%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in sales is mainly the result of increased sales of new products for the automotive and ballistics industries. In addition, our profitability improved with gross margins increasing from 13.6% to 17.1%. These factors directly impacted our net income, resulting in an increase in net income of $2.4 million to a net income of $1.2 million in the three months ended March 31, 2004, from a net loss of $1.2 million in the three months ended March 31, 2003.

One of our affiliates, Advanced Glassfiber Yarns, LLC (“AGY”), is also a major supplier. AGY filed for protection under Chapter 11 of the US Bankruptcy Code on December 10, 2002. On April 2, 2004, AGY emerged from bankruptcy. To date, we have not experienced any interruptions in its supply of materials from AGY. As part of AGY’s reorganization, the glass yarn operation at the South Hill facility will be closed effective August 2004 and our supply agreement, relating to this facility, will be terminated at that time. We do not expect the closing of this facility to have a material impact on our raw material supply. Porcher Industries, which owns BGF through a US holding company, previously owned a 51% interest in AGY and now owns a 15% interest in the newly emerged AGY entity. Porcher Industries has entered into a supply agreement with the newly emerged AGY entity in which we have an economic incentive, but not an obligation, to purchase yarn from AGY.

While our performance in 2004 has been consistent with, or better than, the level of performance anticipated in our restructured business plan, there can be no assurance that we will be able to continue to generate sufficient operating cash flow to fund our operations and interest payments on our Senior Subordinated Notes or that we will be able to continue to meet the financial covenants and make required loan payments under the WFF loan.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect our more complex judgments and estimates are described in the Annual Report on Form 10-K for the year ended December 31, 2003.

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

In 2003, we submitted to the EPA a final Site Characterization Report (“SCR”), documenting the assessment of the BGF property and the creek draining from the property. The EPA has not yet responded to the SCR, although we have a follow-up meeting scheduled with the EPA in May, 2004.

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

As of March 31, 2004, we have recorded a reserve of $2.7 million for environmental exposure, which reflects the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that has conducted the site assessment and submitted the SCR to EPA. Remediation costs are estimates, subject to EPA’s approval of the SCR and of a remediation plan. Estimated remediation costs at the Cheraw facility are $0.4 million, which also is reflected in the reserve.

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

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	82.9	86.4

Gross profit	17.1	13.6
Selling, general and administrative expenses	6.6	6.2

Operating income (loss)	10.5	7.4
Interest expense	7.4	10.9
Other (income), net	—	—

Income (loss) before income taxes	3.1	(3.5)
Income tax benefit	—	—

Net income (loss)	3.1%	(3.5)%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales. Net sales increased $5.2 million, or 15.5%, to $38.8 million in the three months ended March 31, 2004 from $33.6 million in the three months ended March 31, 2003. Sales of our insulation fabrics, used for high temperature products, increased $3.5 million, or 168.5%, for the three months ended March 31, 2004 as compared to March 31, 2003 due to new products for the automotive and appliance markets.

Sales of our electronics fabrics used in multi-layer and rigid printed circuit boards increased $1.1 million, or 13.5%, for the three months ended March 31, 2004 as compared to March 31, 2003 due to a general worldwide improvement in demand for electronic products made with printed circuit boards.

Sales of composite fabrics, which are used in various applications including structural aircraft parts and interiors, increased $0.9 million or 7.7%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to market share gains, which resulted from marketing efforts.

Sales of our construction fabrics increased $0.9 million, or 99.2%, for the three months ended March 31, 2004 as compared to March 31, 2003 due to a new product introduction, which brings improved performance to the customer product line.

Sales of our filtration fabrics used by industrial customers to control emissions into the environment decreased $1.0 million, or 13.8%, for the three months ended March 31, 2004 as compared to March 31, 2003. This decrease is due to fewer large volume replacement contracts.

Gross Profit Margins. Gross profit margins increased to 17.1% in the three months ended March 31, 2004 from 13.6% in the three months ended March 31, 2003, due primarily to successful cost reductions and a higher capacity utilization allowing for a better absorption of fixed costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million to $2.5 million in the three months ended March 31, 2004 from $2.1 million in the three months ended March 31, 2003. This was primarily due to an increase in consulting and professional fees and employee benefit expenses.

Operating Income. As a result of the aforementioned factors, operating income increased $1.6 million to $4.1 million, or 10.5% of net sales, in the three months ended March 31, 2004, from $2.5 million, or 7.4% of net sales, in the three months ended March 31, 2003.

Interest Expense. Interest expense decreased $0.8 million to $2.9 million, or 7.4% of net sales, in the three months ended March 31, 2004 from $3.7 million, or 10.9% of net sales, in the three months ended March 31, 2003, due to lower interest rates on outstanding senior debt combined with lower borrowings.

Income Tax Benefit. The effective tax rates in the three months ended March 31, 2004 and 2003 were 0.0% and 0.0%, respectively. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not incur a tax provision for the three months ended March 31, 2004.

Net Income (Loss). As a result of the aforementioned factors, our net income (loss) increased $2.4 million to a net income of $1.2 million in the three months ended March 31, 2004, from a net loss of $1.2 million in the three months ended March 31, 2003.

Balance Sheets

Accounts Receivable. Accounts receivable increased $3.6 million, or 27.2%, from December 31, 2003 to March 31, 2004. This increase was a result of increased sales in the first quarter of 2004, compared to the later part of 2003.

Inventory. Inventory increased $1.8 million, or 8.3%, from December 31, 2003 to March 31, 2004. This was mainly due to an increase in production as a result of increased sales.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $2.0 million, or 10.3%, from December 31, 2003 to March 31, 2004. This decrease was primarily the result of a decrease in interest payable of $2.5 million due to the semi-annual interest payment made in January on the Senior Subordinated Notes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on our $95.8 million Senior Subordinated Notes ($94.9 million net of unamortized discount of $0.9 million), principal and interest payments on the WFF Loan, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity in January 2009. Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations, combined with availability under the WFF financing arrangement, will be adequate to meet our liquidity needs for the next twelve months. However, this forward-looking statement is subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” included below.

On June 6, 2003, we entered into the five-year financing agreement with Wells Fargo Foothill (“WFF) that is for a maximum revolver credit line of $40.0 million with a letter of credit (“L/C”) sub-line of $4.0 million, an inventory sub-line of $15.0 million and a term loan sub-line of $6.0 million of which the principal is amortized over 60 months. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs and to retire other outstanding debt. The WFF Loan is guaranteed by our parent, Glass Holdings. As of March 31, 2004 and December 31, 2003, amounts outstanding under the WFF Loan totaled $5.1 million and $5.4 million, respectively, consisting only of the term loan. No advances were outstanding under the revolver. The interest rate on the WFF Loan at March 31, 2004 and December 31, 2003 was 5.0% and 5.0%, respectively.

Availability under the revolver as of March 31, 2004 and May 5, 2004 was $14.6 million and $14.6 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $0.6 million for potential environmental liabilities. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of March 31, 2004 and May 5, 2004, the outstanding reserves totaled $2.6 million and $3.4 million, respectively.

The fair value of the Senior Subordinated Notes as of March 31, 2004 and December 31, 2003 was approximately $86.2 million and $71.8 million, respectively.

In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we or our affiliates may, from time to time, purchase such securities for cash in open market purchases, privately negotiated transactions or otherwise. However, our financing agreement with WFF limits our ability to purchase such securities if the securities are trading at greater than 80% of their face value.

Net Cash (Used In) Provided by Operating Activities. Net cash used in operating activities was $3.2 million for the three months ended March 31, 2004 compared with net cash provided by operating activities of $2.1million for the three months ended March 31, 2003 and was primarily the result of improvement in profitability.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.6 million for the three months ended March 31, 2004 and $0.2 million for the three months ended March 31, 2003 and was primarily the result of purchases of property, plant and equipment.

Net Cash (Used In) Provided By Financing Activities. Net cash used in financing activities was $0.2 million for the three months ended March 31, 2004, compared with net cash provided by financing activities of $1.1 million for the three months ended March 31, 2003 and was primarily the result of a reduction of the overall indebtedness of the company.

Outlook for 2004

The following section contains forward-looking statements about our plans, strategies and prospects during 2004. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the important factors that could cause our actual results to differ materially from those contained in any forward-looking statements set forth under, “Disclosure Regarding Forward-Looking Statements.”

Looking ahead for 2004:

•	Sales trends during April and May 2004 increased from the average monthly sales for the same period of 2003. Although no assurances can be given, we believe this continued trend could be maintained contingent upon the recovery of the electronics markets and our continued efforts to develop and sell products in new markets.

•	We plan to continue our efforts to maintain a level of inventory during 2004 that is consistent with our level of sales. This could result in increased capacity utilization resulting in improved gross margins compared to 2003, contingent upon the continued improvement of the electronics market.

Recent Accounting Pronouncements

There are no new recent accounting pronouncements that could have an impact on our consolidated financial statements.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in other reports and registration statements we file with the Securities and Exchange Commission. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

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

The fair value of the Senior Subordinated Notes as of March 31, 2004 and May 5, 2004 was approximately $86.2 million and $91.0 million, respectively.

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

Based on the most recent evaluation, which was completed as of the end of the period covered by this report, our president and chief financial officer believe that our disclosure controls are effective. There have been no significant changes in our internal controls or in any other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

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

Date: May 10, 2004