Form 10-Q
period 2004-06-30
BGF INDUSTRIES INC
filed 2004-08-11
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of August 11, 2004.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS AND SIX MONTHS

ENDED June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,149	$3,964
Trade accounts receivable, less allowance for returns and doubtful accounts of $426 and $344, respectively	18,366	13,415
Inventories	25,876	22,139
Other current assets	4,327	4,671

Total current assets	49,718	44,189
Net property, plant and equipment	41,634	43,863
Other noncurrent assets, net	4,055	4,453

Total assets	$95,407	$92,505

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accounts payable	$5,410	$5,244
Accrued liabilities	14,474	14,004
Current portion of capital lease obligation	336	330
Current portion of long-term debt	1,200	1,200

Total current liabilities	21,420	20,778
Long-term debt, net of discount of $877 and $973, respectively	98,419	98,968
Capital lease obligation, net of current portion	1,667	1,837
Deferred income taxes	3,177	3,177
Postretirement benefit and pension obligations	5,641	5,287

Total liabilities	130,324	130,047

Commitments and contingencies

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(69,347)	(71,628)
Accumulated other comprehensive loss	(570)	(570)
Loan to parent	—	(344)

Total stockholder’s deficit	(34,917)	(37,542)

Total liabilities and stockholder’s deficit	$95,407	$92,505

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net sales	$39,928	$31,415	$78,772	$65,051
Cost of goods sold	33,551	26,905	65,770	55,965

Gross profit	6,377	4,510	13,002	9,086
Selling, general and administrative expenses	2,424	2,132	4,954	4,234

Operating income	3,953	2,378	8,048	4,852
Interest expense	2,876	3,930	5,756	7,584
Other (income) expense, net	(2)	(428)	11	(430)

Income (loss) before income taxes	1,079	(1,124)	2,281	(2,302)
Income tax expense	—	—	—	—

Net income (loss)	1,079	(1,124)	2,281	(2,302)
Other comprehensive income net of tax:
Reclassification to earnings	—	—	—	79

Total comprehensive income (loss)	$1,079	$(1,124)	$2,281	$(2,223)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Six Months Ended June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,281	$(2,302)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,752	3,247
Amortization of noncurrent assets	431	759
Amortization of discount on notes	96	100
Write off of debt issuance costs	—	1,066
(Gain) loss on disposal of equipment	93	(15)
Gain on extinguishment of Senior Subordinated Notes	—	(422)
Change in assets and liabilities:
Trade accounts receivable, net	(4,951)	(1,739)
Other current assets	(46)	(211)
Inventories	(3,737)	602
Current income tax refundable	390	5,983
Other assets	(33)	(9)
Accounts payable	339	103
Accrued liabilities	470	(303)
Postretirement benefit and pension obligations	354	694

Net cash (used in) provided by operating activities	(1,561)	7,553

Cash flows from investing activities:
Purchases of property, plant and equipment	(834)	(518)
Proceeds from sale of equipment	44	16

Net cash used in investing activities	(790)	(502)

Cash flows from financing activities:
Proceeds from revolving credit facility	1,500	10,000
Payments on revolving credit facility	(1,500)	(17,573)
Proceeds received from term loan	—	6,000
Payments on term loan	(644)	—
Proceeds received on loan receivable from parent	344	10,624
Payments on capital lease obligation	(164)	(163)
Payment on note payable to parent	—	(5,000)
Debt issuance costs	—	(4,022)
Purchases of Senior Subordinated Notes	—	(813)

Net cash used in financing activities	(464)	(947)

Net increase (decrease) in cash and cash equivalents	(2,815)	6,104

Cash and cash equivalents at beginning of period	3,964	1,171

Cash and cash equivalent at end of period	$1,149	$7,275

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,329	$5,811

Cash received during the period for income tax refunds	$390	$5,983

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed in accounts payable	$25	$165

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States of America. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

2. Liquidity and Financial Condition

During the three months and six months ended June 30, 2004, the Company continued to operate under its restructured business plan, which was implemented during 2002. The Company’s South Hill heavyweight fabrics facility has remained closed to reduce excess capacity and the Company has maintained its cost cutting initiatives. Industry and economic conditions had an adverse effect on the Company’s operations beginning in 2001. The Company incurred net losses of approximately $3,036 for the year ended December 31, 2003 and had a $37,542 stockholder’s deficit as of December 31, 2003. In the three months and six months ended June 30, 2004, the Company generated net income of $1,079 and $2,281, respectively and had a $34,917 stockholder’s deficit as of June 30, 2004.

The Company’s continued existence is dependent upon several factors including its ability to continue to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue to meet its financial covenants and make required payments under the Wells Fargo Foothill (“WFF”) loan (See Note 7). While the Company’s performance to date in 2004 has been consistent with, or better than, the level of performance anticipated in its restructured business plan, there can be no assurance that the Company will be able to sustain its current level of operations. The Company continues to monitor its current business plan in light of the current market conditions.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3. Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
	(unaudited)
Supplies	$1,504	$1,502
Raw materials	2,403	1,546
Stock-in-process	4,052	3,561
Finished goods	17,917	15,530

	$25,876	$22,139

4. Property, Plant and Equipment, Net

Net property, plant and equipment consists of the following:

	June 30, 2004	December 31, 2003
	(unaudited)
Land	$3,155	$3,155
Buildings	42,648	42,239
Machinery and equipment	82,361	82,314

Gross property, plant and equipment	128,164	127,708
Less: accumulated depreciation	(86,530)	(83,845)

Net property, plant and equipment	$41,634	$43,863

5. Other Noncurrent Assets, net

Other noncurrent assets, net consist of the following:

	June 30, 2004	December 31, 2003
	(unaudited)
Debt issuance costs	$6,014	$6,014
Prepaid lease costs	82	82
Accumulated amortization	(2,430)	(1,999)

	3,666	4,097
Unrecognized pension prior service cost	19	19
Other noncurrent assets	370	337

Total other noncurrent assets, net	$4,055	$4,453

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

5. Other Noncurrent Assets, net – (Continued)

Debt issuance costs are being amortized over the lives of the respective debt instruments. Prepaid lease costs are being amortized over the lease term.

Amortization of deferred financing charges of $215 and $177 for the three months ended June 30, 2004 and 2003, respectively, has been included in interest expense. Amortization of deferred financing charges of $431 and $759 for the six months ended June 30, 2004 and 2003, respectively, has been included in interest expense. In the three and six months ended June 30, 2003, the Company wrote off $966 and $1,066 of net debt issuance costs, respectively. These costs have been classified as interest expense in the accompanying financial statements.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2004	December 31, 2003
	(unaudited)
Interest	$4,494	$4,497
Current contribution to retirement plan	3,284	3,304
Environmental	2,728	2,736
Payroll	664	275
Other employee benefits	717	971
Restructuring	7	16
Medical benefits	667	667
Other	1,913	1,538

Total accrued liabilities	$14,474	$14,004

Current contribution to retirement plan. Employer contributions payable to the retirement plan represents the contribution payable for 2003 which is to be paid in 2004. (See Note 9)

Environmental. The Company is engaged in an Environmental Protection Agency (“EPA”)-supervised Voluntary Remediation Program at its Altavista facility, to address reportable quantities of polychlorinated biphenyls (“PCBs”) discovered during a 1998 environmental site assessment at the former site of a heat transfer oil tank that the previous owner of the facility had removed before BGF’s 1988 acquisition. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the city’s water treatment plant.

In 2003, the Company submitted to the EPA a final Site Characterization Report (“SCR”) documenting the assessment of the BGF property and the creek draining from the property. In May 2004, the EPA approved the SCR and described acceptable steps for a phased clean-up of the site. The Company is in the process of drafting a clean-up plan consistent with the EPA’s directions and expects to submit the plan later in 2004. At this time, the Company is unable to determine if there will be a financial effect in addition to the already established reserves.

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

As of June 30, 2004 and December 31, 2003, the Company had a reserve of $2,728 and $2,736, respectively, for environmental exposure, which reflects the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that conducted the site assessment and submitted the SCR to the EPA. Remediation costs are estimates, subject to the EPA’s approval of a remediation plan. Estimated remediation costs at the Cheraw facility are $400, which also is reflected in the reserve.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6. Accrued Liabilities – (Continued)

The Company believes that these reserves may need to be increased, but is unable to derive a more reliable estimate at this time, as actual costs remain uncertain. The Company does not anticipate significant cash outflows associated with this liability in the next twelve months, as it must await the EPA’s approval of the final remediation plan. However, there can be no assurance that the Company will not be required to respond to its environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on the Company’s financial condition.

Other employee benefits. In 2003, the Company approved a management bonus of $920 to be paid in 2004. This bonus was paid in the first quarter of 2004.

Restructuring. In August 2002, the Company announced the closure of its South Hill heavyweight fabrics facility, which became effective on October 1, 2002. This resulted in a reduction of the Company’s salary and wage workforce by approximately 10%. Cash payments applied against the restructuring reserve in the six months ended June 30, 2004 and 2003 were approximately $9 and $67, respectively.

7. Debt

Debt consists of the following:

	June 30, 2004	December 31, 2003
Term loan	$4,746	$5,391
Senior Subordinated Notes, net of unamortized discount of $877 and $973, respectively	94,873	94,777

Total debt	$99,619	$100,168
Current Maturities	1,200	1,200

Long-term debt	$98,419	$98,968

On June 6, 2003, the Company obtained a five-year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”), formerly Foothill Capital Corporation. The loan with WFF (“WFF Loan”) is for a maximum revolver credit line of $40,000 with a letter of credit (“L/C”) sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line of $6,000 of which the principal is amortized over 60 months. WFF has a first priority, perfected security interest in the Company’s assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 45% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $15,000 or 80% of the net orderly liquidation value; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7,000 and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum EBITDA level in 2003 building to a trailing 12 month calculation in 2004 and (iii) a cap on yearly capital expenditures of $2,000 and; (4) an early termination fee of 5% in year one decreasing by 1% each year thereafter. The WFF loan was amended effective July 2004, amending the cap on yearly capital expenditures to be set at the lesser of (a) $5,000 or (b) the last twelve months cumulative EBITDA less $16,000 times 50% plus $2,000.

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, Glass Holdings. As of June 30, 2004 and December 31, 2003, amounts outstanding under the WFF Loan totaled $4,746 and $5,391, respectively, and consisted only of the term loan as no advances were outstanding under the revolver. The interest rate on amounts outstanding under the term loan portion of the WFF Loan at June 30, 2004 and December 31, 2003 was 5.25% and 5.0%, respectively.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

7. Debt – (Continued)

Availability under the revolver at June 30, 2004 and December 31, 2003 was $15,723 and $9,837, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $550 for potential environmental liabilities. The reserve for interest payments is increased by $200 a week in 2003 and $189 a week in 2004, and is reset to $0 when such payment is made. As of June 30, 2004 and December 31, 2003, the total outstanding reserves amounted to $4,892 and $5,350, respectively.

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The original amount of the Senior Subordinated Notes issued was $100,000, of which approximately $95,750 in face amount remain outstanding, as a result of repurchases made by the Company in the second and third quarters of 2003.

The fair value of the Senior Subordinated Notes as of June 30, 2004 and December 31, 2003 was approximately $83,302 and $71,812, respectively.

8. Income Taxes

The effective tax rate for the three and six months ended June 30, 2004 and June 30, 2003 was 0.0%. The Company incurred no tax provision in these periods due to the fact that the Company has a full valuation allowance recorded against its net deferred tax assets which include net operating loss carryforwards.

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

Net periodic costs for pension benefits and other postretirement benefits for the three and six months ended June 30, 2004 and June 30, 2003 were comprised of:

	For the Three Months Ended June 30				For the Six Months Ended June 30
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Net periodic pension cost:
Service cost	$247	$198	$22	$21	$490	$363	$46	$42
Interest cost	300	258	34	35	596	474	71	70
(Expected return on plan assets)	(249)	(161)	—	—	(463)	(322)	—	—
Amortization of prior service cost	2	2	—	—	3	3	—	—
Recognized net actuarial (gain) or loss	25	36	4	7	50	64	8	14

Total net periodic pension cost	$325	$333	$60	$63	$676	$582	$125	$126

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9. Employee Benefits – (Continued)

In order to continue to provide all distribution options allowed by the defined benefit pension plan, the Company accelerated its 2003 contributions and paid $3,284 into the defined benefit plan on July 14, 2004. On April 15, 2004, the Company paid $399 into the defined benefit plan, attributable to the 2004 plan year. Expected contributions (previously disclosed and revised), based on the current pension funding requirements, for the year ended December 31, 2004, attributable to the 2004 plan year are as follows:

	Previously Disclosed Amount	Revised Amount
7/15/04	$399	$—
10/15/04	$399	$—

	$798	$—

The revised amount reflects the provisions of the Pension Funding Equity Act of 2004, enacted on April 10, 2004, which provides interest rate relief and reduces the amount of the required quarterly contributions for the years 2004 and 2005, as well as the accelerated 2003 contributions.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
United States	$37,252	$29,482	$73,905	$61,290
Foreign	2,676	1,933	4,867	3,761

	$39,928	$31,415	$78,772	$65,051

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

As permitted by Delaware law, the Company has entered into indemnification agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request, in such capacity. The maximum potential amount of future payments that the Company could be required to make under these agreements is limited. As a result of its insurance coverage, the Company believes that the estimated fair value of the Company’s indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of June 30, 2004.

12. Recent Accounting Pronouncements

There are no new accounting pronouncements that could have an impact on the Company’s consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of Glass Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

13. Related Party Transactions

On December 10, 2002, Advanced Glassfiber Yarns, LLC (“AGY”), a major supplier and affiliate of BGF, filed for protection under Chapter 11 of the U. S. bankruptcy code. On April 2, 2004, AGY emerged from bankruptcy. The Company has not experienced any interruptions in its supply of materials from AGY. As part of AGY’s reorganization, the glass yarn operation at the South Hill facility is expected to be closed effective September 2004 and the supply agreement, relating to this facility, with BGF will be terminated. Porcher Industries, which owns BGF through a US holding company, previously owned a 51% interest in AGY. In conjunction with AGY’s emergence, Porcher Industries indirectly received a 15% interest in the newly emerged AGY entity, AGY Holding Corp., in exchange for entering into a supply agreement with AGY Holding Corp. through December 31, 2006. The supply agreement provides BGF with an economic incentive, but not an obligation, to purchase yarn from AGY.

During the first quarter of 2003, the Company’s parent, Glass Holdings, received a tax refund related to the filing of the 2002 consolidated tax return. In March 2003, $15,619 of this tax refund was remitted to BGF, of which $9,624 was applied to the loan receivable from Glass Holdings. The remaining balance of $5,995 reduced the Company’s income tax receivable. An additional $500 from Glass Holdings was received in January 2003 and another $500 in June 2003. These amounts were applied against the loan receivable. During the second quarter of 2004, Glass Holdings paid an additional $344 to BGF. This amount was also applied against the loan receivable. Subsequent to receipt of this payment, the unpaid principal balance on the loan receivable totaled $97,711. In July 2004, the note receivable was canceled. Because the Company previously fully reserved the unpaid principal balance of the note in 2002, there was no financial statement impact as a result of the cancellation.

In July 2004, the Company’s parent, Glass Holdings, converted to a limited liability company, Glass Holdings LLC, and subsequently distributed its stock in BGF to NVH Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a 100% owned subsidiary of Porcher Industries, S.A.

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

In 2004, we have continued to operate in our restructured environment that resulted from a significant deterioration of our business in 2002. The South Hill heavyweight fabrics facility is still closed and we have continued our efforts to maintain a level of inventory that is consistent with our sales level and maximize our asset utilization. Overall sales increased $8.5 million and $13.7 million, or 27.1% and 21.1%, respectively in the three months and six ended June 30, 2004 compared to the three months and six months ended June 30, 2003. The increase in sales is mainly the result of increased sales of new products for the automotive and ballistics industries. In addition, our profitability improved with gross margins increasing from 14.4% to 16.0% in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Profitability improved with gross margins increasing from 14.0% to 16.5% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. These factors directly impacted our net income, resulting in an increase in net income of $2.2 million to a net income of $1.1 million in the three months ended June 30, 2004, from a net loss of $1.1 million in the three months ended June 30, 2003 and an increase in net income of $4.6 million to a net income of $2.3 million in the six months ended June 30, 2004 from a net loss of $2.3 million in the six months ended June 30, 2004.

One of our affiliates, Advanced Glassfiber Yarns, LLC (“AGY”), is also a major supplier. AGY filed for protection under Chapter 11 of the US Bankruptcy Code on December 10, 2002. On April 2, 2004, AGY emerged from bankruptcy. To date, we have not experienced any interruptions in our supply of materials from AGY. As part of AGY’s reorganization, the glass yarn operation at the South Hill facility is expected to be closed effective September 2004 and our supply agreement, relating to this facility, will be terminated at that time. We do not expect the closing of this facility to have a material impact on our raw material supply. Porcher Industries, which owns BGF through Glass Holdings Corp., a US holding company, previously owned a 51% interest in AGY. In conjunction with AGY’s emergence, Porcher Industries indirectly received a 15% interest in the newly emerged AGY entity, AGY Holding Corp., in exchange for entering into a supply agreement with AGY Holding Corp. through December 31, 2006. The supply agreement provides BGF with an economic incentive, but not an obligation, to purchase yarn from AGY.

During the first quarter of 2003, our parent, Glass Holdings, received a tax refund related to the filing of the 2002 consolidated tax return. In March 2003, $15.6 million of this tax refund was remitted to BGF, of which $9.6 million was applied to the loan receivable from Glass Holdings. The remaining balance of $6.0 million reduced our income tax receivable. An additional $0.5 million from Glass Holdings was received in January 2003 and another $0.5 million in June 2003. These amounts were applied against the loan receivable. During the second quarter of 2004, Glass Holdings paid us an additional $0.3 million. This amount also applied against the loan receivable. Subsequent to receipt of this payment, the unpaid principal balance on the loan receivable totaled $97.7 million. In July 2004, the note receivable was cancelled. Because we had previously fully reserved the unpaid principal balance of the note in 2002, there was no financial statement impact as a result of the cancellation.

In July 2004, our parent, Glass Holdings Corp., converted to a limited liability company, Glass Holdings LLC, and subsequently distributed its stock in BGF to NVH, Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a 100% owned subsidiary of Porcher Industries. This transaction will have not affect on our operations.

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

In 2003, we submitted to the EPA a final Site Characterization Report (“SCR”) documenting the assessment of the BGF property and the creek draining from the property. In May 2004, the EPA approved the SCR and described acceptable steps for a phased clean-up of the site. We are in the process of drafting a clean-up plan consistent with the EPA’s directions and expect to submit the plan later in 2004. At this time, the Company is unable to determine if there will be a financial effect in addition to the already established reserves.

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

As of June 30, 2004, we have recorded a reserve of $2.7 million for environmental exposure, which reflects the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that conducted the site assessment and submitted the SCR to EPA. Remediation costs are estimates, subject to the EPA’s approval of a remediation plan. Estimated remediation costs at the Cheraw facility are $0.4 million, which also is reflected in the reserve.

We believe that these reserves may need to be increased, but we are unable to derive a more reliable estimate at this time, as actual costs remain uncertain. We do not anticipate significant cash outflows associated with these liabilities in the next twelve months, as we must await the EPA’s approval of the final remediation plan. However, there can be no assurance that we will not be required to respond to our environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on our financial condition.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.0%	85.6%	83.5%	86.0%

Gross profit	16.0%	14.4%	16.5%	14.0%
Selling, general and administrative expenses	6.1%	6.8%	6.3%	6.5%

Operating income	9.9%	7.6%	10.2%	7.5%
Interest expense	7.2%	12.5%	7.3%	11.7%
Other (income), net	—	(1.4)%	—	(0.7)%

Income (loss) before income taxes	2.7%	(3.5)%	2.9%	(3.5)%
Income tax benefit	—	—	—	—

Net income (loss)	2.7%	(3.5)%	2.9%	(3.5)%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Sales. Net sales increased $8.5 million, or 27.1%, to $39.9 million in the three months ended June 30, 2004 from $31.4 million in the three months ended June 30, 2003.

Sales of our insulation fabrics, used for high temperature products, increased $1.7 million, or 75.5%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due primarily to new products for the automotive and appliance markets.

Sales of our electronics fabrics used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes increased $2.2 million, or 30.1%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due to a general worldwide improvement in demand for electronic products made with printed circuit boards.

Sales of our construction fabrics increased $1.2 million, or 118.4%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due to a new product introduction, which brings improved performance to the customer product line.

Sales of protective fabrics, which are used in various ballistics applications, increased $3.6 million to $3.6 million from $0.0 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due to the development and sale of new products.

Sales of our filtration fabrics used by industrial customers to control emissions into the environment decreased $0.7 million, or 10.8%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease is due to fewer large volume replacement contracts.

Gross Profit Margins. Gross profit margins increased to 16.0% in the three months ended June 30, 2004 from 14.4% in the three months ended June 30, 2003 due primarily to successful cost reductions and a higher capacity utilization allowing for better absorption of fixed costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.3 million to $2.4 million in the three months ended June 30, 2004 from $2.1 million in the three months ended June 30, 2003. This was primarily due to an increase in employee benefit expense and sales commissions.

Operating Income. As a result of the aforementioned factors, operating income increased $1.6 million to $4.0 million, or 9.9% of net sales, in the three months ended June 30, 2004, from $2.4 million, or 7.6% of net sales in the three months ended June 30, 2003.

Interest Expense. Interest expense decreased $1.0 million to $2.9 million, or 7.2% of net sales, in the three months ended June 30, 2004 from $3.9 million, or 12.5% of net sales, in the three months ended June 30, 2003, due to lower borrowings.

Other income net. Other income, net, decreased $0.4 million to $0.0 million in the three months ended June 30, 2004 from $0.4 million in the three months ended June 30, 2003. This was primarily the result of a gain on extinguishment of debt due to the purchase of $1.2 million of Senior Subordinated Notes in June, 2003.

Income Tax Expense. The effective tax rates in the three months ended June 30, 2004 and 2003 were 0.0%. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax provision for the three months ended June 30, 2004 and June 30, 2003.

Net Income (Loss). As a result of the aforementioned factors, our net income (loss) increased $2.2 million to a net income of $1.1 million in the three months ended June 30, 2004, from a net income (loss) of $(1.1) million in the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Sales. Net sales increased $13.7 million, or 21.1%, to $78.8 million in the six months ended June 30, 2004 from $65.1 million in the six months ended June 30, 2003.

Sales of our insulation fabrics, used for high temperature products, increased $3.6 million, or 85.6%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due primarily to new products for the automotive and appliance markets.

Sales of our electronics fabrics used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes increased $3.4 million, or 21.8%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to a general worldwide improvement in demand for electronic products made with printed circuit boards.

Sales of composite fabrics, which are used in various applications including structural aircraft parts and interiors, increased $1.6 million or 7.1%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to market share gains.

Sales of our construction fabrics increased $2.1 million, or 109.7%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to a new product introduction, which brings improved performance to the customer product line.

Sales of protective fabrics, which are used in various ballistics applications, increased $5.2 million to $5.2 million from $0.0 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to the development and sale of new products.

Sales of our filtration fabrics used by industrial customers to control emissions into the environment decreased $1.8 million, or 12.5%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease is due to fewer large volume replacement contracts.

Gross Profit Margins. Gross profit margins increased to 16.5% in the six months ended June 30, 2004 from 14.0% in the six months ended June 30, 200 due to successful cost reductions and higher capacity utilization allowing for better absorption of fixed costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million to $4.9 million in the six months ended June 30, 2004 from $4.2 million in the six months ended June 30, 2003. This was primarily due to an increase in employee benefit expense and sales commissions.

Operating Income. As a result of the aforementioned factors, operating income increased $3.1 million to $8.0 million, or 10.2% of net sales, in the six months ended June 30, 2004, from $4.9 million, or 7.5% of net sales in the six months ended June 30, 2003.

Interest Expense. Interest expense decreased $1.8 million to $5.8 million, or 7.3% of net sales, in the six months ended June 30, 2004 from $7.6 million, or 11.7% of net sales, in the six months ended June 30, 2003, due to lower interest rates on outstanding senior debt combined with lower borrowings.

Other income net. Other income, net, decreased $0.4 million to $0.0 million in the six months ended June 30, 2004 from $0.4 million in the six months ended June 30, 2003. This was primarily the result of a gain on extinguishment of debt due to the purchase of $1.2 million of Senior Subordinated Notes in June 2003.

Income Tax Expense. The effective tax rates in the six months ended June 30, 2004 and 2003 were 0.0%. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit for the six months ended June 30, 2004 and June 30, 2003.

Net Income (Loss). As a result of the aforementioned factors, our net income increased $4.6 million to a net income of $2.3 million in the six months ended June 30, 2004, from a net loss of $2.3 million in the six months ended June 30, 2003.

Balance Sheets

Accounts Receivable. Accounts receivable increased $4.9 million, or 36.8%, from December 31, 2003 to June 30, 2004. This increase was a result of increased sales. Sales in the six months ended June 30, 2004 were 31.3% greater than sales in the six months ended December 31, 2003.

Inventory. Inventory increased $3.7 million, or 16.9%, from December 31, 2003 to June 30, 2004. This was mainly due to an increase in production as a result of increased sales.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $0.7 million, or 3.6%, from December 31, 2003 to June 30, 2004. This increase was primarily the result of an increase in accrued employee benefits and property taxes.

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

On June 6, 2003, we entered into a five-year financing agreement with Wells Fargo Foothill (“WFF) that is for a maximum revolver credit line of $40.0 million with a letter of credit (“L/C”) sub-line of $4.0 million, an inventory sub-line of $15.0 million and a term loan sub-line of $6.0 million of which the principal is amortized over 60 months. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs and to retire other outstanding debt. The WFF Loan is guaranteed by our parent, Glass Holdings. As of June 30, 2004 and December 31, 2003, amounts outstanding under the WFF Loan totaled $4.7 million and $5.4 million, respectively, consisting only of the term loan. No advances were outstanding under the revolver. The interest rate on the WFF Loan at June 30, 2004 and December 31, 2003 was 5.25% and 5.0%, respectively.

Availability under the revolver as of June 30, 2004 and August 4, 2004 was $15.7 million and $13.8 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $0.6 million for potential environmental liabilities. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of June 30, 2004 and August 4, 2004, the outstanding reserves totaled $4.9 million and $1.1 million, respectively.

The WFF loan was amended effective July 2004 and amended the $2.0 million cap on yearly capital expenditures to be set at the lesser of (a) $5.0 million or (b) the last twelve months cumulative EBITDA less $16.0 million times 50% plus $2.0 million.

The fair value of the Senior Subordinated Notes as of June 30, 2004 and December 31, 2003 was approximately $83.3 million and $71.8 million, respectively.

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

Net Cash Provided by (Used In) Operating Activities. Net cash provided by (used in) operating activities for the six months ended June 30, 2004 was $(1.5) million, compared with $7.6 million in the six months ended June 30, 2003, and was primarily the result of improvements in profitability in 2004 compared to the same period in 2003, an increase in accounts receivables and inventories as well as receipt of tax refunds of approximately $6.0 million in 2003, offset by other fluctuations in working capital balances.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.8 million for the six months ended June 30, 2004 and was primarily the result of purchases of property, plant and equipment.

Net Cash Used In Financing Activities. Net cash used in financing activities was $0.5 million for the six months ended June 30, 2004, compared with net cash used in financing activities of $0.9 million for the six months ended June 30, 2003 and was primarily the result of a reduction in the overall indebtedness of the Company.

Outlook for the Remainder of 2004

The following section contains forward-looking statements about our plans, strategies and prospects during the remainder of 2004. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the important factors that could cause our actual results to differ materially from those contained in any forward-looking statements set forth under, “Disclosure Regarding Forward-Looking Statements.”

Looking ahead for 2004:

•	Sales trends during July and August 2004 increased from the average monthly sales for the same period of 2003. Although no assurances can be given, we believe this continued trend could be maintained contingent upon the recovery of the electronics markets and our continued efforts to develop and sell products in new markets.

•	We plan to continue our efforts to maintain a level of inventory during 2004 that is consistent with our level of sales. This could result in increased capacity utilization resulting in improved gross margins compared to 2003, contingent upon the continued improvement of the electronics market and the sustainability of our sale of new products for the automotive and ballistics industry.

•	On July 14, 2004, we made our semi-annual interest payment on the Senior Subordinated Notes of $5.0 million and the $3.3 million contribution to our retirement plan. These payments were made using cash reserves accumulated plus a borrowing of $4.0 million on the WFF revolving credit line.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

•	whether or not our cash flows from operations are sufficient to meet ongoing liquidity needs;

•	our significant level of indebtedness and limitations on our ability to incur additional debt;

•	our dependence upon some of our suppliers to provide us with materials and services;

•	continued movement of electronics industry production outside of North America;

•	general downturns in our markets;

•	the effect of highly competitive markets and recent competition from Asia for heavyweight glass fiber fabrics;

•	our concentrated customer base and the competitive nature of our markets;

•	a disruption of production at one of our facilities;

•	an easing of duties with respect to glass fiber fabrics;

•	whether or not we are able to comply with environmental and safety and health laws and requirements;

•	whether or not we are able to address technological advances in the markets we serve;

•	changes in economic conditions generally; and

•	whether or not we are able to satisfy the covenants and other provisions under our various financial instruments.

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

The fair value of the Senior Subordinated Notes as of June 30, 2004 and August 2, 2004 was approximately $83.3 million and $86.2 million, respectively.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.25	Second Amendment to the Loan and Security Agreement, dated July 30, 2004.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BGF INDUSTRIES, INC.

/s/ Philippe R. Dorier
Philippe R. Dorier
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ James R. Henderson
James R. Henderson
President

Date: August 11, 2004