Form 10-Q
period 2004-09-30
BGF INDUSTRIES INC
filed 2004-11-12
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of November 8, 2004.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS AND NINE MONTHS

ENDED September 30, 2004

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2004 and 2003 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2004 and 2003 (unaudited)	5

	Notes to the Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Overview	13
	Critical Accounting Policies	14
	Environmental Issues	14
	Results of Operations	15
	Balance Sheets	17
	Liquidity and Capital Resources	17
	Outlook for the Remainder of 2004	18
	Recent Accounting Pronouncements	18
	Disclosure Regarding Forward Looking Statements	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	20

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc. )

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12	$3,964
Trade accounts receivable, less allowance for returns and doubtful accounts of $389 and $344, respectively	17,010	13,415
Inventories	30,272	22,139
Other current assets	4,228	4,671
Assets held for sale	616	—

Total current assets	52,138	44,189
Net property, plant and equipment	39,662	43,863
Other noncurrent assets, net	3,861	4,453

Total assets	$95,661	$92,505

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$7,027	$5,244
Accrued liabilities	9,055	14,004
Short-term borrowings	2,500	—
Current portion of capital lease obligation	338	330
Current portion of long-term debt	1,200	1,200

Total current liabilities	20,120	20,778
Long-term debt, net of discount of $830 and $973, respectively	98,166	98,968
Capital lease obligation, net of current portion	1,582	1,837
Deferred income taxes	3,177	3,177
Postretirement benefit and pension obligations	5,998	5,287

Total liabilities	129,043	130,047

Commitments and contingencies

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(67,812)	(71,628)
Accumulated other comprehensive loss	(570)	(570)
Loan to parent	—	(344)

Total stockholder’s deficit	(33,382)	(37,542)

Total liabilities and stockholder’s deficit	$95,661	$92,505

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net sales	$38,971	$28,145	$117,743	$93,196
Cost of goods sold	31,753	24,161	97,523	80,126

Gross profit	7,218	3,984	20,220	13,070
Selling, general and administrative expenses	2,490	2,071	7,444	6,305
Asset impairment charge	250	—	250	—

Operating income	4,478	1,913	12,526	6,765
Interest expense	2,952	2,983	8,708	10,567
Other (income) loss, net	(9)	(770)	2	(1,200)

Income (loss) before income taxes	1,535	(300)	3,816	(2,602)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	1,535	(300)	3,816	(2,602)
Other comprehensive income net of tax:
Reclassification to earnings	—	—	—	79

Total comprehensive income (loss)	$1,535	$(300)	$3,816	$(2,523)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$3,816	$(2,602)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	4,190	4,650
Amortization of noncurrent assets	647	988
Amortization of discount on notes	142	149
Asset impairment charge	250	—
Write off of debt issuance costs	—	1,152
(Gain) loss on disposal of equipment	93	(19)
(Gain) on extinguishment of Senior Subordinated Notes	—	(1,178)
Change in assets and liabilities:
Trade accounts receivable, net	(3,595)	(1,384)
Other current assets	15	150
Inventories	(8,133)	453
Current income tax refundable	428	5,981
Other assets	(55)	(35)
Accounts payable	1,959	766
Accrued liabilities	(4,949)	(2,675)
Postretirement benefit and pension obligations	711	359

Net cash (used in) provided by operating activities	(4,481)	6,755

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,160)	(941)
Proceeds from sale of equipment	44	29

Net cash used in investing activities	(1,116)	(912)

Cash flows from financing activities:
Proceeds from revolving credit facility	10,500	10,000
Payments on revolving credit facility	(8,000)	(17,573)
Proceeds received from term loan	—	6,000
Payments on term loan	(944)	(309)
Proceeds received on loan receivable from parent	344	10,624
Payments on capital lease obligation	(255)	(246)
Payment on note payable to parent	—	(5,000)
Debt issuance costs	—	(4,024)
Purchases of Senior Subordinated Notes	—	(3,025)

Net cash provided by (used in) financing activities	1,645	(3,553)

Net (decrease) increase in cash and cash equivalents	(3,952)	2,290
Cash and cash equivalents at beginning of period	3,964	1,171

Cash and cash equivalent at end of period	$12	$3,461

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,463	$11,109

Net cash received during the period for income taxes	$388	$5,980

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed in accounts payable	$31	$143

The accompanying notes are an integral part of the consolidated financial statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of BGF Industries, Inc. (“the Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the audited consolidated financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2003 on file with the Securities and Exchange Commission in the 2003 Annual Report on Form 10-K.

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

2. Liquidity and Financial Condition

During the three months and nine months ended September 30, 2004, the Company continued to operate under its restructured business plan which was implemented during 2002 as a result of industry and economic conditions that had an adverse effect on the Company beginning in 2001. The Company’s South Hill heavyweight fabrics facility has remained closed to reduce excess capacity and is now being held for sale and the Company has maintained its cost cutting initiatives. The Company incurred net losses of approximately $3,036 for the year ended December 31, 2003 and had a $37,542 stockholder’s deficit as of December 31, 2003. In the three months and nine months ended September 30, 2004, the Company generated net income of $1,535 and $3,816, respectively and had a $33,382 stockholder’s deficit as of September 30, 2004.

The Company’s continued existence is dependent upon several factors including its ability to continue to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue to meet its financial covenants and make required payments under the Wells Fargo Foothill (“WFF”) loan (See Note 8). While the Company’s performance to date in 2004 has been consistent with, or better than, the level of performance anticipated in its restructured business plan, there can be no assurance that the Company will be able to sustain its current level of operations. The Company continues to monitor its current business plan in light of the current market conditions.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3. Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
	(unaudited)
Supplies	$1,551	$1,502
Raw materials	2,456	1,546
Stock-in-process	3,833	3,561
Finished goods	22,432	15,530

	$30,272	$22,139

4. Property, Plant and Equipment, Net

Net property, plant and equipment consists of the following:

	September 30, 2004	December 31, 2003
	(unaudited)
Land	$2,873	$3,155
Buildings	36,747	42,239
Machinery and equipment	81,465	82,314

Gross property, plant and equipment	121,085	127,708
Less: accumulated depreciation	(81,423)	(83,845)

Net property, plant and equipment	$39,662	$43,863

5. Assets Held for Sale

In September 2004, the Company entered into an agreement to sell certain equipment at the South Hill heavyweight fabrics facility to an affiliate. The equipment has been recorded at $371, which is fair value less estimated selling costs, as of September 30, 2004 and has been reclassified as a current asset on the balance sheet. The asset impairment charge of $250 has been recognized as of September 30, 2004. The transaction will not be completed until the fourth quarter of 2004.

In September 2004, the Company’s board made the decision to hold the land and building of the South Hill heavyweight fabrics facility for sale. These assets have a net book value as of September 30, 2004 of $245 and have been reclassified as an other current asset on the balance sheet.

6. Other Noncurrent Assets, Net

Other noncurrent assets consist of the following:

	September 30, 2004	December 31, 2003
	(unaudited)
Debt issuance costs	$6,014	$6,014
Prepaid lease costs	82	82
Accumulated amortization	(2,646)	(1,999)

	3,450	4,097
Unrecognized pension prior service cost	19	19
Other noncurrent assets	392	337

Total noncurrent assets, net	$3,861	$4,453

Debt issuance costs are being amortized over the lives of the respective debt instruments. Prepaid lease costs are being amortized over the lease term.

Amortization of deferred financing charges of $216 and $229 for the three months ended September 30, 2004 and 2003, respectively, has been included in interest expense. Amortization of deferred financing charges of $647 and $988 for the nine months ended September 30, 2004 and 2003, respectively, has been included in interest expense. In the three and nine months ended September 30, 2003, the Company wrote off $86 and $1,152 of net debt issuance costs, respectively. These costs have been classified as interest expense in the accompanying financial statements. The Company did not write off any debt issuance costs in 2004.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2004	December 31, 2003
	(unaudited)
Interest	$2,097	$4,497
Current contribution to retirement plan	—	3,304
Environmental	2,713	2,736
Other employee benefits	1,136	971
Medical benefits	697	667
Payroll	424	275
Restructuring	1	16
Other	1,987	1,538

Total accrued liabilities	$9,055	$14,004

Current contribution to retirement plan. Employer contributions payable to the retirement plan represents the contribution payable for 2003 which was paid in 2004. (See Note 9)

Environmental. The Company is engaged in an Environmental Protection Agency (“EPA”)-supervised Voluntary Remediation Program at its Altavista facility, to address reportable quantities of polychlorinated biphenyls (“PCBs”) discovered during a 1998 environmental site assessment at the former site of a heat transfer oil tank that the previous owner of the facility had removed before BGF’s 1988 acquisition. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the city’s water treatment plant.

In 2003, the Company submitted to the EPA a final Site Characterization Report (“SCR”) documenting the assessment of the BGF property and the creek draining from the property. In May 2004, the EPA approved the SCR and described acceptable steps for a phased clean-up of the site. The Company is in the process of drafting a clean-up plan consistent with the EPA’s directions. The proposed plan will be prepared in two phases. Phase I, which the Company plans to submit later in 2004, will address the clean-up for the land surrounding the site. Phase II, which the Company plans to submit in 2005 or 2006, will address the clean-up for the creek. At this time, the Company is unable to determine if there will be a financial effect different from the already established reserves.

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

As of September 30, 2004 and December 31, 2003, the Company had a reserve of $2,713 and $2,736, respectively, for environmental exposure, which reflects the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that conducted the site assessment and submitted the SCR to the EPA. Remediation costs are estimates, subject to the EPA’s approval of a remediation plan. Estimated remediation costs at the Cheraw facility are $400, which also is reflected in the reserve.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

7. Accrued Liabilities – (Continued)

The Company believes that these reserves may need to be revised, but is unable to derive a more reliable estimate at this time, as actual costs remain uncertain. The Company does not anticipate significant cash outflows associated with this liability in the next twelve months, as it must await the EPA’s approval of the final remediation plan. However, there can be no assurance that the Company will not be required to respond to its environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on the Company’s financial condition.

Other employee benefits. In 2003, the Company approved a management bonus of $920 to be paid in 2004. This bonus was paid in the first quarter of 2004.

Restructuring. In August 2002, the Company announced the closure of its South Hill heavyweight fabrics facility, which became effective on October 1, 2002. This resulted in a reduction of the Company’s salary and wage workforce by approximately 10%. Cash payments applied against the restructuring reserve in the nine months ended September 30, 2004 and 2003 were approximately $15 and $78, respectively.

8. Debt

Debt consists of the following:

	September 30, 2004	December 31, 2003
Term loan	$4,446	$5,391
Revolver	2,500	—
Senior Subordinated Notes, net of unamortized discount of $830 and $973, respectively	94,920	94,777

Total debt	101,866	$100,168
Current Maturities	1,200	1,200
Short-term borrowings	2,500	—

Long-term debt	$98,166	$98,968

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

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. As of September 30, 2004 amounts outstanding under the WFF Loan totaled $6,946 and consisted of $4,446 under the term loan and $2,500 under the revolver. As of December 31, 2003, amounts outstanding under the WFF Loan totaled $5,391 and consisted only of the term loan. The interest rate on amounts outstanding under both the term loan and revolver portion of the WFF Loan at September 30, 2004 and December 31, 2003 was 5.75% and 5.0%, respectively.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

8. Debt – (Continued)

Availability under the revolver at September 30, 2004 and December 31, 2003 was $15,003 and $9,837, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $550 for potential environmental liabilities. The reserve for interest payments is increased by $200 a week in 2003 and $189 a week in 2004, and is reset to $0 when such payment is made. As of September 30, 2004 and December 31, 2003, the total outstanding reserves amounted to $2,627 and $5,350, respectively.

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The original amount of the Senior Subordinated Notes issued was $100,000, of which approximately $95,750 in face amount remains outstanding as of September 30, 2004 as a result of purchases made by the Company in the second and third quarters of 2003. On October 18, 2004, the Company purchased $5,000 (face value) of Senior Subordinated Notes for $4,850 plus accrued interest of $137. This transaction resulted in a gain on extinguishment of debt of $68. On October 22, 2004, the Company purchased an additional $2,000 (face value) of Senior Subordinated Notes for $1,945 plus accrued interest of $58. This transaction resulted in a gain on extinguishment of debt of $23.

The fair value of the Senior Subordinated Notes as of September 30, 2004 and December 31, 2003 was approximately $91,920 and $71,812, respectively.

9. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2004 and September 30, 2003 was 0.0%. The Company incurred no tax provision in these periods due to the fact that the Company has a full valuation allowance recorded against its net deferred tax assets which include net operating loss carryforwards.

As a result of the cancellation of the loan receivable from Glass Holdings during the third quarter of 2004 (see Note 14), the Company’s deferred tax asset related to this note receivable was also written off. There was no impact on the Company’s tax provision as the deferred tax asset was previously fully reserved.

10. Employee Benefits

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

Net periodic costs for pension benefits and other postretirement benefits for the three and nine months ended September 30, 2004 and September 30, 2003 were comprised of:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Net periodic pension cost:
Service cost	$233	$216	$22	$21	$723	$579	$68	$63
Interest cost	283	282	34	35	879	757	105	105
(Expected return on plan assets)	(249)	(161)	—	—	(712)	(484)	—	—
Amortization of prior service cost	2	2	—	—	5	5	—	—
Recognized net actuarial (gain) or loss	25	36	4	7	75	100	12	21

Total net periodic pension cost	$294	$375	$60	$63	$970	$957	$185	$189

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10. Employee Benefits – (Continued)

In order to continue to provide all distribution options allowed by the defined benefit pension plan, the Company accelerated its 2003 contributions and paid $3,284 into the defined benefit plan on July 14, 2004. On April 15, 2004, the Company paid $399 into the defined benefit plan, attributable to the 2004 plan year. Based on the current pension funding requirements, for the year ended December 31, 2004, there are no additional expected contributions attributable to the 2004 plan year.

Expected net employee contributions for the postretirement benefit plan for the year ended December 31, 2004 is $98.

11. Segment Information

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
United States	$36,058	$26,337	$109,963	$87,576
Foreign	2,913	1,808	7,780	5,620

	$38,971	$28,145	$117,743	$93,196

12. Commitments and Contingencies

As discussed in Note 6, the Company has environmental exposures associated with two of its manufacturing facilities.

From time to time, the Company is involved in various other legal proceedings and environmental matters arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact of the Company’s financial position, liquidity or results of operations.

As permitted by Delaware law, the Company has entered into indemnification agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request, in such capacity. The maximum potential amount of future payments that the Company could be required to make under these agreements is limited. As a result of its insurance coverage, the Company believes that the estimated fair value of the Company’s indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of September 30, 2004.

13. Recent Accounting Pronouncements

There are no new accounting pronouncements that could have an impact on the Company’s consolidated financial statements.

14. Related Party Transactions

In September 2004, the Company entered into an agreement to sell certain equipment at the South Hill heavyweight fabrics facility to an affiliate. The equipment has been recorded at $371, which is fair value less estimated selling costs, as of September 30, 2004 and has been reclassified as a current asset on the balance sheet. The asset impairment charge of $250 has been recognized as of September 30, 2004. The transaction will not be completed until the fourth quarter of 2004.

On December 10, 2002, Advanced Glassfiber Yarns, LLC (“AGY”), a major supplier and affiliate of BGF, filed for protection under Chapter 11 of the U. S. bankruptcy code. On April 2, 2004, AGY emerged from bankruptcy. The Company has not experienced any interruptions in its supply of materials from AGY. As part of AGY’s reorganization, the glass yarn operation at the South Hill facility was closed effective September 30, 2004 and the supply agreement relating to this facility with BGF was terminated. Porcher Industries, which owns BGF through a US holding company, previously owned a 51% interest in AGY. In

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14. Related Party Transactions - (Continued)

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

15. Subsequent Events

On October 18, 2004, the Company purchased $5,000 (face value) of its Senior Subordinated Notes for $4,850 plus accrued interest of $137. This transaction resulted in a gain on extinguishment of debt of $68. On October 22, 2004, the Company purchased $2,000 (face value) of its Senior Subordinated Notes for $1,945 plus accrued interest of $58. This transaction resulted in a gain on extinguishment of debt of $23. The Senior Subordinated Note purchases were funded by a combination of cash and borrowings under the WFF revolver.

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

In 2004, we have continued to operate in our restructured environment that resulted from a significant deterioration of our business in 2002. The South Hill heavyweight fabrics facility has remained closed and is now being held for sale. We have continued our efforts to maintain a level of inventory that is consistent with our sales level and maximize our asset utilization. Overall sales increased $10.9 million and $24.5 million , or 38.5% and 26.3%, respectively, in the three and nine months ended September 30, 2004 compared to the three months and nine months ended September 30, 2003. The increase in sales is mainly the result of increased sales of new products for the automotive and ballistics industries. In addition, our profitability improved with gross margins increasing from 14.2% to 18.5% in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Profitability improved with gross margins increasing from 14.0% to 17.2% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. These factors directly impacted our net income, resulting in an increase in net income of $2.1 million to a net income of $1.8 million in the three months ended September 30, 2004, from a net loss of $0.3 million in the three months ended September 30, 2003 and an increase in net income of $6.7 million to a net income of $4.1 million in the nine months ended September 30, 2004 from a net loss of $2.6 million in the nine months ended September 30, 2003.

In July 2004, our previous parent, Glass Holdings, converted to a limited liability company, Glass Holdings LLC, and subsequently distributed its stock in BGF to NVH, Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a 100% owned subsidiary of Porcher Industries. This transaction had no affect on our operations.

One of our affiliates, Advanced Glassfiber Yarns, LLC (“AGY”), is also a major supplier. AGY filed for protection under Chapter 11 of the US Bankruptcy Code on December 10, 2002. On April 2, 2004, AGY emerged from bankruptcy. To date, we have not experienced any interruptions in our supply of materials from AGY. As part of AGY’s reorganization, the glass yarn operation at the South Hill facility was closed effective September 30, 2004 and our supply agreement, relating to this facility, was terminated. We do not expect the closing of this facility to have a material impact on our raw material supply. Porcher Industries, which owns BGF through NVH, Inc., a US holding company, previously owned a 51% interest in AGY. In conjunction with AGY’s emergence from bankruptcy, Porcher Industries indirectly received a 15% interest in the newly emerged AGY entity, AGY Holding Corp., in exchange for entering into a supply agreement with AGY Holding Corp. through December 31, 2006. The supply agreement provides BGF with an economic incentive, but not an obligation, to purchase yarn from AGY.

During the first quarter of 2003, our previous parent, Glass Holdings, received a tax refund related to the filing of the 2002 consolidated tax return. In March 2003, $15.6 million of this tax refund was remitted to BGF, of which $9.6 million was applied to the loan receivable from Glass Holdings. The remaining balance of $6.0 million reduced our income tax receivable. An additional $0.5 million from Glass Holdings was received in January 2003 and another $0.5 million in June 2003. These amounts were applied against the loan receivable. During the second quarter of 2004, Glass Holdings paid us an additional $0.3 million. This amount also applied against the loan receivable. Subsequent to receipt of this payment, the unpaid principal balance on the loan receivable totaled $97.7 million. In July 2004, the note receivable was cancelled. Because we had previously fully reserved the unpaid principal balance of the note in 2002, there was no financial statement impact as a result of the cancellation.

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

Environmental Issues

We are engaged in an Environmental Protection Agency (the “EPA”) supervised Voluntary Remediation Program at our Altavista facility, to address reportable quantities of polychlorinated biphenyls (“PCBs”) discovered during a 1998 environmental site assessment at the former site of a heat transfer oil tank that the previous owner of the facility had removed before BGF’s 1988 acquisition. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the city’s water treatment plant.

In 2003, we submitted to the EPA a final Site Characterization Report (“SCR”) documenting the assessment of the BGF property and the creek draining from the property. In May 2004, the EPA approved the SCR and described acceptable steps for a phased clean-up of the site. We are in the process of drafting a clean-up plan consistent with the EPA’s directions. The proposed plan will be prepared in two phases. Phase I, which we plan to submit later in 2004, will address the clean-up for the land surrounding the site. Phase II, which we plan to submit in 2005 or 2006, will address the clean-up for the creek. At this time, we are unable to determine if there will be a financial effect different from the already established reserves.

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

As of September 30, 2004, we have recorded a reserve of $2.7 million for environmental exposure, which reflects the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that conducted the site assessment and submitted the SCR to EPA. Remediation costs are estimates, subject to the EPA’s approval of a remediation plan. Estimated remediation costs at the Cheraw facility are $0.4 million, which also is reflected in the reserve.

We believe that these reserves may need to be revised, but we are unable to derive a more reliable estimate at this time, as actual costs remain uncertain. We do not anticipate significant cash outflows associated with these liabilities in the next twelve months, as we must await the EPA’s approval of the final remediation plan. However, there can be no assurance that we will not be required to respond to our environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on our financial condition.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.5%	85.8%	82.8%	86.0%

Gross profit	18.5%	14.2%	17.2%	14.0%
Selling, general and administrative expenses	6.3%	7.4%	6.3%	6.8%
Asset impairment charge	0.6%	—	0.2%	—

Operating income	11.6%	6.8%	10.7%	7.2%
Interest expense	7.6%	10.6%	7.4%	11.3%
Other (income) loss, net	0.0%	(2.7)%	0.0%	(1.3)%

Income (loss) before income taxes	4.0%	(1.1)%	3.3%	(2.8)%
Income tax expense	—	—	—	—

Net income (loss)	4.0%	(1.1)%	3.3%	(2.8)%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales. Net sales increased $10.9 million, or 38.5%, to $39.0 million in the three months ended September 30, 2004 from $28.1 million in the three months ended September 30, 2003.

Sales of protective fabrics, which are used in various ballistics applications, increased $3.9 million for the three months ended September 30, 2004 as compared to no sales for such products in the three months ended September 30, 2003 due to the development and sale of new products.

Sales of our insulation fabrics, used for high temperature products, increased $1.0 million, or 37.5%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, due primarily to the development and sale of new products for the automotive and appliance markets.

Sales of our electronics fabrics used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes increased $1.4 million, or 20.0%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to a general worldwide improvement in demand for electronic products made with printed circuit boards.

Sales of composite fabrics, which are used in various applications including structural aircraft parts and interiors, increased $1.2 million or 12.4%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to market share gains and increased activity in commercial and civil aviation.

Sales of our construction fabrics increased $1.3 million, or 158.3%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to a new product introduction, which brings improved performance to the customer product line.

Sales of our filtration fabrics used by industrial customers to control emissions into the environment increased $1.7 million, or 27.9%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase is due to a specific large utility project.

Gross Profit Margins. Gross profit margins increased to 18.5% in the three months ended September 30, 2004 from 14.2% in the three months ended September 30, 2003 due primarily to successful cost reductions and a higher capacity utilization allowing for better absorption of fixed costs as well as a more favorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million to $2.5 million in the three months ended September 30, 2004 from $2.1 million in the three months ended September 30, 2003. This was primarily due to an increase in employee benefit expense and sales commissions.

Asset Impairment Charge. In September 2004, we entered into an agreement to sell certain equipment at the South Hill heavyweight fabrics facility to an affiliate. The equipment has been recorded at $0.4 million, which is fair value less estimated selling costs, as of September 30, 2004 and has been reclassified as a current asset on the balance sheet. The impairment charge on the asset of $0.2 million has been recognized in September 2004. The transaction will not be completed until the fourth quarter of 2004.

Operating Income (Loss). As a result of the aforementioned factors, operating income increased $2.6 million to $4.5 million, or 11.6% of net sales, in the three months ended September 30, 2004, from $1.9 million, or 6.8% of net sales in the three months ended September 30, 2003.

Interest Expense. Interest expense remained flat at $3.0 million, in the three months ended September 30, 2004 compared to the three months ended September 30, 2003, as average borrowings remained stable during the comparable three months periods.

Other (Income) Loss, net. Other income net, decreased $0.8 million in the three months ended September 30, 2004 from income of $0.8 million in the three months ended September 30, 2003. In August 2003, we had a gain on extinguishment of debt of $0.8 million due to the purchase of $3.0 million of Senior Subordinated Notes.

Income Tax Expense. The effective tax rates in the three months ended September 30, 2004 and September 30, 2003 were 0.0% and 0.0%, respectively. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit for the three months ended September 30, 2004 and September 30, 2003.

Net Income (Loss). As a result of the aforementioned factors, our net income (loss) increased $1.8 million to a net income of $1.5 million in the three months ended September 30, 2004, from a net loss of $0.3 million in the three months ended September 30, 2002.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Sales. Net sales increased $24.5 million, or 26.3%, to $117.7 million in the nine months ended September 30, 2004 from $93.2 million in the nine months ended September 30, 2003.

Sales of protective fabrics, which are used in various ballistics applications, increased $9.1 million for the nine months ended September 30, 2004 as compared to no sales for such products in the nine months ended September 30, 2003, due to the development and sale of new products.

Sales of our insulation fabrics, used for high temperature products, increased $4.5 million, or 63.8%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due primarily to new products for the automotive and appliance markets.

Sales of our electronics fabrics used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes increased $4.6 million, or 20.3%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to a general worldwide improvement in demand for electronic products made with printed circuit boards.

Sales of composite fabrics, which are used in various applications including structural aircraft parts and interiors, increased $3.1 million or 9.4%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to market share gains and increased activity in commercial and civil aviation.

Sales of our construction fabrics increased $3.4 million, or 122.6%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to a new product introduction, which brings improved performance to the customer product line.

Sales of our filtration fabrics used by industrial customers to control emissions into the environment remained flat for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Gross Profit Margins. Gross profit margins increased to 17.2% in the nine months ended September 30, 2004 from 14.0% in the nine months ended September 30, 200 due to successful cost reductions and higher capacity utilization allowing for better absorption of fixed costs as well as a more favorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million to $7.4 million in the nine months ended September 30, 2004 from $6.3 million in the nine months ended September 30, 2003. This was primarily due to an increase in employee benefit expenses and sales commissions.

Asset Impairment Charge. In September 2004, we entered into an agreement to sell certain equipment at the South Hill heavyweight fabrics facility to an affiliate. The equipment has been recorded at $0.4 million, which is fair value less estimated selling costs, as of September 30, 2004 and has been reclassified as a current asset on the balance sheet. The impairment charge on the asset of $0.2 million has been recognized in September 2004. The transaction will not be completed until the fourth quarter of 2004.

Operating Income. As a result of the aforementioned factors, operating income increased $5.7 million to $12.5 million, or 10.7% of net sales, in the nine months ended September 30, 2004, from $6.8 million, or 7.2% of net sales in the nine months ended September 30, 2003.

Interest Expense. Interest expense decreased $1.9 million to $8.7 million, or 7.4% of net sales, in the nine months ended September 30, 2004 from $10.6 million, or 11.3% of net sales, in the nine months ended September 30, 2003, due to lower average borrowings in the nine months ended September 30, 2004 compared to the nine month period ended September 30, 2003, partially offset by the fact that we wrote-off $1.1 million of net debt issuance costs to interest expense in the nine months ended September 30, 2003. There were no write-offs of net debt issuance costs in the nine months ended September 30, 2004.

Other (Income) Loss Net. Other income net, decreased $1.2 million in the nine months ended September 30, 2004 from income of $1.2 million in the nine months ended September 30, 2003. In 2003 we recognized a gain on extinguishment of debt due to the purchase of $4.3 million of Senior Subordinated Notes of $1.2 million.

Income Tax Expense (Benefit). The effective tax rates in the nine months ended September 30, 2004 and 2003 were 0.0% and 0.0%, respectively. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit for the nine months ended September 30, 2004 and September 30, 2003.

Net Income (Loss). As a result of the aforementioned factors, our net income (loss) increased $6.4 million to a net income of $3.8 million in the nine months ended September 30, 2004, from a net loss of $2.6 million in the nine months ended September 30, 2003.

Balance Sheets

Accounts Receivable. Accounts receivable increased $3.6 million, or 26.8%, from December 31, 2003 to September 30, 2004. This increase was a result of increased sales. Sales in the nine months ended September 30, 2004 were 26.3% greater than sales in the nine months ended December 31, 2003.

Inventory. Inventory increased $8.1 million, or 36.7%, from December 31, 2003 to September 30, 2004. This was mainly due to an increase in production as a result of increased sales.

Net Property, Plant and Equipment. During the third quarter of 2004, we entered into an agreement with an affiliate of Porcher Industries to sell certain equipment at the idle South Hill heavyweight fabrics facility. The equipment has been recorded at $371, which is fair value less estimated selling costs, and has been reclassified as a current asset. The asset impairment charge of $0.2 million has been recognized in September 2004. The transaction will not be completed until the fourth quarter of 2004. In addition, we have designated the land and building at the South Hill heavyweight facility as an asset to be sold. These assets have a net book value as of September 30, 2004 of $0.2 million and have been reclassified as an other current asset.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $3.2 million, or 16.4%, from December 31, 2003 to September 30, 2004. This decrease was primarily the result of a decrease in accrued interest expense and accrued current contribution to the retirement plan, partially offset by an increase in raw material accounts payable.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on our Senior Subordinated Notes, principal and interest payments on the WFF Loan, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity in January 2009. Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations, combined with availability under the WFF financing arrangement, will be adequate to meet our liquidity needs for the next twelve months. However, this forward-looking statement is subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” included below.

On June 6, 2003, we entered into a five-year financing agreement with Wells Fargo Foothill (“WFF) that is for a maximum revolver credit line of $40.0 million with a letter of credit (“L/C”) sub-line of $4.0 million, an inventory sub-line of $15.0 million and a term loan sub-line of $6.0 million of which the principal is amortized over 60 months. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs and to retire other outstanding debt. The WFF Loan is guaranteed by our parent, NVH, Inc. As of September 30, 2004, amounts outstanding under the WFF Loan totaled $6.9 million and consisted of $4.4 million under the term loan and $2.5 million under the revolver. As of December 31, 2003, amounts outstanding under the WFF Loan totaled $5.4 million and consisted only of the term loan. The interest rate on the term loan and the revolver at September 30, 2004 and December 31, 2003 was 5.75% and 5.0%, respectively.

Availability under the revolver as of September 30, 2004 and November 1, 2004 was $15.0 million and $8.8 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $0.6 million for potential environmental liabilities. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of September 30, 2004 and November 1, 2004, the outstanding reserves totaled $2.6 million and $3.6 million, respectively.

The WFF loan was amended effective July 2004 whereby the $2.0 million limitation on yearly capital expenditures is now set at the lesser of (a) $5.0 million or (b) the last twelve months cumulative EBITDA less $16.0 million times 50% plus $2.0 million.

The fair value of the Senior Subordinated Notes as of September 30, 2004 and December 31, 2003 was approximately $91.9 million and $71.8 million, respectively.

In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we or our affiliates may, from time to time, purchase our Senior Subordinated Notes (“the Notes”) for cash in open market purchases, privately negotiated transactions or otherwise. Under the terms of the WFF loan, we cannot generally enter into a Notes purchase transaction if such Notes are trading at more than 80% of their face value without WFF’s prior consent. The decision to grant such consent is made by WFF in its sole and absolute discretion for each Notes purchase transaction we propose. WFF consented to our purchase on October 22, 2004, of $2.0 million (face value) of Senior Subordinated Notes for $1.9 million plus accrued interest of $0.1 million. This transaction resulted in a gain on extinguishment of debt of $0.02 million. Additionally, on October 18, 2004, WFF consented to our purchase of $5.0 million (face value) of Senior Subordinated Notes for $4.9 million plus accrued interest of $0.1 million. This transaction resulted in a gain on extinguishment of debt of $0.1 million. The Senior Subordinated Note purchases were funded by a combination of cash and borrowings under the WFF revolver.

On June 20, 2003, we purchased $1.3 million (face amount) of Senior Subordinated Notes for $0.8 plus accrued interest of $0.1 million. This transaction resulted in a gain of $0.4 million, which was included in other income. On August 25, 2003, we purchased $3.0 million (face amount) of Senior Subordinated Notes for $2.2 million plus accrued interest. This transaction resulted in a gain of $0.8 million, which was included in other income

Net Cash (Used In) Provided by Operating Activities. Net cash (used in) provided by operating activities for the nine months ended September 30, 2004 was $(4.5) million, compared with net cash provided by operating activities of $6.8 million in the nine months ended September 30, 2003, and was primarily the result of improvements in profitability in 2004 compared to the same period in 2003, offset by an increase in accounts receivables and inventories as well as other fluctuations in working capital balances.

Net Cash Used In Investing Activities. Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2004 and was primarily the result of purchases of property, plant and equipment.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by (used in) financing activities was $1.6 million for the nine months ended September 30, 2004, compared with net cash used in financing activities of $(3.6) million for the nine months ended September 30, 2003 and was primarily the result of a net increase in borrowings on the revolving credit facility.

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

Looking ahead for the remainder of 2004:

•	Sales trends during October and November 2004 increased from the average monthly sales for the same period of 2003. Although no assurances can be given, we believe this continued trend could be maintained contingent upon the recovery of the electronics markets and our continued efforts to develop and sell products in new markets.

•	If our sales continue at the same level as what we have experienced during the first nine months of 2004, our plan to continue our efforts to maintain our inventory level consistent with sales could result in increased capacity utilization resulting in higher gross margins compared to 2003. However, there can be no assurance that sales will continue at this same level during the remainder of this year.

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

Our financing arrangements are subject to market risks. Our Senior Subordinated Notes bear a 10.25% fixed interest rate and our WFF Loan is subject to interest rate risk. Our financial instruments are not currently subject to commodity price risk. We are exposed to market risk related to changes in interest rates on borrowings under our WFF Loan. The WFF Loan bears interest based on LIBOR or prime. When deemed appropriate, our risk management strategy is to use derivative financial instruments, such as swaps, to hedge interest rate exposures. We do not enter into derivatives for trading or speculative purposes.

At September 30, 2004, the fair value of the $95.8 million outstanding (face value) Senior Subordinated Notes was $91.9 million. At November 1, 2004, the fair value of the $88.8 million outstanding (face value) Senior Subordinated Notes was $87.0 million.

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

Date: November 8, 2004