Form 10-K
period 2004-12-31
BGF INDUSTRIES INC
filed 2005-03-31
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

There is no established trading market for the Common Stock of the registrant. All shares of Common Stock are held by an affiliate of the registrant at March 28, 2005.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of March 28, 2005.

BGF INDUSTRIES, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Annual Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

•	Whether or not our cash flows from operations are sufficient to meet ongoing liquidity needs;

•	our significant level of indebtedness and limitations on our ability to incur additional debt;

•	our dependence upon a limited number of suppliers to provide us with materials and services;

•	continued movement of electronics industry production outside of North America;

•	our concentrated customer base and the competitive nature of our markets;

•	a disruption of production at one of our facilities;

•	an easing of duties with respect to glass fiber fabrics;

•	whether or not we are able to comply with environmental and safety and health laws and requirements;

•	whether or not we are able to address technological advances in the markets we serve;

•	changes in economic conditions generally; and

•	whether or not we are able to satisfy the covenants and other provisions under our various financial instruments.

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

Item 1. Business

General

Our business focuses on the production of value-added specialty woven and non-woven materials made from glass, carbon, and aramid fibers. In both revenue and market share, we believe we are the second largest manufacturer of glass fiber fabrics in North America and a leading producer of other high performance fabrics and value-added parts. Our materials are a critical component in the production of a variety of products finding their way into such markets as filtration, advanced composites, ballistics, thermal insulation, electronics, and construction. Our products bring to our customers many desirable features such as flame resistance, dimensional stability, tensile strength, ballistic properties, and thermal and acoustical insulation. In the course of our normal operations, we are engaged in various related party transactions. See item 13 for further clarification.

BGF is a Delaware corporation and is an indirect, wholly owned subsidiary of Porcher Industries, S.A. Our headquarters are located at 3802 Robert Porcher Way, Greensboro, North Carolina, 27410, and our telephone number is (336) 545-0011. Our website address is http://www.bgf.com. Our website also provides a link to reports and other documents that we file or furnish with the Securities and Exchange Commission.

Limited Number of Domestic Producers. We are one of a limited number of major domestic manufacturers of glass fiber fabrics. Our major competitors in the global glass fabric weaving industry are Hexcel, Nitto Boseki (Japan), Nan Ya Plastics (Taiwan) and Taiwan Glass (Taiwan). We and Hexcel are the primary manufacturers based in the United States. Direct imports of glass fiber fabrics into the U.S. have been increasing and the relocation of a large segment of the electronics industry to Asia has impacted demand for domestically produced glass fiber fabrics used in printed circuit boards.

Barriers to Entry. There are a limited number of major global suppliers of glass, carbon and aramid yarns to fabric producers such as BGF, and we have experienced supply shortages from time to time. Accordingly, we believe that it would be difficult for new competitors to ensure a constant and adequate supply of glass and carbon yarns. Additionally, the process of producing high quality glass fabric and other high performance fabrics requires extensive technological expertise and research and development capability, both of which require substantial know-how and capital compared to many less complex businesses.

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

Business Strategy

Our goal is to be the preferred supplier to markets that require a technically complex application of fabrics and nonwoven products made of glass, carbon and aramid yarns. To achieve this goal, we intend to pursue the following long-term strategies:

Capitalize on the Continued Growth of the Filtration and Composites Markets. We believe substantial opportunities exist to increase our sales and market share in both the filtration and composites markets. We intend to leverage our already strong position in the high temperature filtration market by developing new woven and non-woven high performance fabrics for environmental applications in power generation, steel mills and other industries that are subject to strict environmental regulations. In addition, we believe that there may be increased opportunities internationally in this market as lesser-developed countries adopt stricter environmental regulations. We also believe that we have substantial opportunities to increase our sales in the composites market for applications in the transportation industry. In the composites market, we are pursuing strategic relationships with key suppliers to the aerospace and automobile industries for the design and manufacture of new products.

Expand our Value-Added Production of Insulation Products. From our base as a manufacturer of non-woven fiberglass materials, we have introduced a number of value-added products that provide thermal and/or acoustical insulation properties. These products are being utilized in the automotive exhaust and appliance markets. We believe these markets offer excellent growth potential. We plan to continue to expand our capabilities in these processes to provide the required solutions for our customers.

Expand Market Share in the Protective Markets. In 2004, we entered into the production of materials for protection of personnel and vehicles from ballistic threats. This is a natural outgrowth of our manufacturing expertise with fiber glass and aramid fibers. We have successfully supplied materials that are used to produce rigid armor such as that used to protect military vehicles. We have also begun to supply materials for personal body armor. Demand has been quite strong due to the needs of the military, but we see this area as an ongoing growth opportunity for homeland security as well.

Focus on Profitable Lightweight Fabrics for the Multi-Layer Printed Circuit Board Market. We seek to supply lightweight, specialty fabrics for the multi-layer printed circuit board market. Our internal strategy is to produce the highest quality, most technically challenging materials. In addition, we have the capability to supplement our production with material produced at Porcher Industries’ Asian affiliate.

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

Products and Markets

We sell our products primarily in the United States and focus on the following markets:

Commercial. Our glass fiber fabrics are used in commercial applications where fire resistance and dimensional stability are critical. Applications for these products include ceiling tile and acoustical facing fabrics, window coverings and movie screens. Sales of our commercial fabrics were $9.3 million and $9.4 million in 2004 and 2003. These sales represented 5.8% and 7.5% of our net sales in 2004 and 2003, respectively. Sales of commercial products has remained consistent from 2003 to 2004.

Composites. Our glass, carbon and aramid fiber fabrics are used in various applications, including structural aircraft parts and interiors. Net sales of fabrics for composites were $48.0 million in 2004 and $42.3 million in 2003. These sales represented 30.8% and 33.8% of our net sales in 2004 and 2003, respectively. This increase is the result of market share gains and increased activity in commercial and civil aviation.

Construction. The fire resistant qualities of glass fiber fabrics make them a critical component of products used in the construction industry. Applications for these products include smoke and fire barrier curtains, drywall bonding tape, rubber mat backing and fabric structures, such as commercial tents and roofs. Sales of our construction fabrics were $8.6 million and $3.8 million in 2004 and 2003, respectively. These sales represented 5.5% and 3.0% of our net sales in 2004 and 2003, respectively. The increase in sales of construction products is due to a new product introduction, which brings improved performance to the customer product line.

Electronics. We produce glass fiber fabrics for multi-layer and rigid printed circuit boards for use in the electronics industry. Sales of glass fabrics to the electronics industry were $53.8 million in 2004 and $31.0 million in 2003. These sales represented 21.7% and 24.8% of our net sales in 2004 and 2003, respectively. The increase in sales of our electronics products reflects an increase in market demand in 2004 from abnormally low demand in 2003.

Filtration. We produce fabrics for high temperature dust filtration used by industrial customers to control emissions into the environment. Our filtration bags are sold to utilities, producers of asphalt and carbon black, cement plants and steel mills. Sales of our filtration fabrics were $28.7 million in 2004 and $27.3 million in 2003. These sales represented 18.3% and 21.8% of our net sales in 2004 and 2003, respectively. The increase in sales of filtration fabrics is due to a specific large utility project.

Insulation. We produce materials for high-temperature, fire-resistant insulation. Applications for these products include insulation for joints, pipes, valves, transportation exhaust systems, heat shields and home appliances. Sales of our insulation fabrics and parts were $15.5 million and $9.6 million in 2004 and 2003. These sales represented 10.0% and 7.6% of our net sales in 2004 and 2003, respectively. The increase in sales of insulation fabrics is due primarily to the development and sale of new products.

Protective. We produce protective fabrics that are used in various ballistics applications such as armored vehicles and personal protective armor. This is a new product line for us. Sales of our protective fabrics were $11.9 million in 2004 and $1.8 million in 2003, and represented 7.6% of our net sales in 2004 and 1.5% in 2003.

Sales and Marketing

We sell our products through an experienced direct sales force of six field sales representatives, three market managers and one inside sales representatives. Our sales representatives have specific customer groups, while the market managers are responsible for specific product lines. The sales representatives are compensated on a salary and commission basis and the market managers are compensated on a salary and bonus basis. Each sales representative has a technical orientation and the necessary expertise to sell our full line of products. We maintain an internet web site, located at http://www.bgf.com, which contains extensive product information, as well as a comprehensive B2B capability for our major customers.

We have over 400 customers, including many leading companies in their respective industry segments, including Cytec Engineered Materials, Delphi Energy, GE Energy (formerly BHA), 3M Company, Ohio Armor, Saint Gobain, and W. L. Gore and Associates. We continually seek to strengthen and expand our relationships with our customers. Due to the stringent quality, delivery and performance standards demanded by many of our customers and the ultimate users of our products in various markets, our customers are increasingly moving toward collaborative agreements among fabric producers, such as BGF, and their own customers. We believe that we are well positioned to benefit from this trend because of our strong competitive position within the industry, our investment in technical and manufacturing expertise and our long-term relationships with customers and suppliers. Our markets remain competitive, however, and this competitiveness is exemplified by continual and rapid technological change. To effectively compete, we must effectively process and utilize extensive technological and manufacturing capabilities. We could face further competition if cost effective alternatives to glass, carbon or aramid fiber fabrics are developed.

One of our customers, Cytec Engineered Materials, accounted for 14.4% and 17.0% of our net sales in 2004 and 2003, respectively. Our top ten customers in 2004 and in 2003 accounted for 42.1% and 44.7% of our net sales, respectively. Our customers are not contractually required to purchase any of our products and may terminate their relationship with us at any time.

Industry Segments

We operate in one business segment that manufactures specialty woven and nonwoven fabrics for use in a variety of industrial and commercial applications. The nature of the markets, products, production processes and distribution methods are similar for substantially all of our products.

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

Raw Materials

The principal materials we use to manufacture our products are glass, aramid and carbon yarns. We purchase yarns from AGY, Inc., Cytec Carbon Fibers, Dupont Company and PPG Industries. AGY, Inc. (“AGY”) is an affiliated company. AGY filed for protection under Chapter 11 of the US Bankruptcy Code on December 10, 2002. On April 2, 2004, AGY emerged from bankruptcy. We have not experienced any interruptions in our supply of materials from AGY. As part of AGY’s reorganization,

AGY’s glass yarn operation at our South Hill lightweight fabrics facility was closed effective September 30, 2004 and our supply agreement with AGY, relating to this facility, was terminated. The closing of this facility has not affected our raw material supply. Porcher Industries, which owns BGF through NVH, Inc., a US holding company, previously owned a 51% interest in AGY. In conjunction with AGY’s emergence from bankruptcy in April 2004, Porcher Industries indirectly received a 15% interest in the newly emerged AGY entity, AGY Holding Corp., in exchange for entering into a supply agreement with AGY Holding Corp. through December 31, 2006. The supply agreement provides BGF with an economic incentive, but not an obligation, to purchase yarn from AGY. Currently, our main suppliers of carbon yarns are Toray, Toho and Cytec Carbon Fibers and our main supplier of aramid yarns is DuPont.

Employees

As of December 31, 2004, we employed approximately 880 full time and part time employees, 707 of which are hourly employees and 173 of which are paid on a salary basis. All of our employees are located in the United States. None of our employees are represented by a labor union. As part of our restructuring plan, we closed our South Hill heavyweight fabrics facility, effective October 1, 2002, and consolidated operations into our newly constructed South Hill multilayer facility to reduce excess capacity. This resulted in a reduction of our wage and salary workforce by approximately 10% in 2002. We incurred a pre-tax restructuring charge of $0.3 million in August 2002 related to severance payments to the employees at this facility.

During the first quarter of 2005, we eliminated nine salary positions at our South Hill lightweight fabrics facility, which will result in the payment of approximately $0.4 million of non-recurring severance costs in the second quarter of 2005.

Environmental and Health Matters

We are engaged in an Environmental Protection Agency (“EPA”)-supervised Voluntary Remediation Program at our Altavista facility, to address reportable quantities of polychlorinated biphenyls (“PCBs”) discovered during a 1998 environmental site assessment at the former site of a heat transfer oil tank that the previous owner of the facility had removed before BGF’s 1988 acquisition. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the City of Altavista’s water treatment plant.

In 2003, we submitted to the EPA a final Site Characterization Report (“SCR”) documenting the assessment of the BGF property and the creek that drains from the property. In May 2004, the EPA approved the SCR and described acceptable steps for a multi-phased clean-up of the site. We are in the process of drafting a two-phase clean-up plan, consistent with the EPA’s directions. In 2004, we submitted to the EPA a draft plan for Phase I, addressing cleanup around the site. We are currently developing revisions to the Phase I plan and expect to submit an updated plan to the EPA in mid-2005. We will submit a plan for Phase II, addressing the creek areas, after receiving EPA approval for the Phase I cleanup plan. At this time, we are unable to determine if there will be a financial impact on us – that is different from our current established reserves.

A 1998 Phase Two Environmental Site Assessment at our Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s DHEC, which notified us that the chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, we are pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Recent tests show reduced levels of solvent concentrations.

As of December 31, 2004 and December 31, 2003, we had reserves of $2.7 million for environmental exposure. The reserves reflect the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that conducted the site assessment and submitted the SCR to the EPA. Remediation costs are estimates, subject to the EPA’s approval of a remediation plan and to other factors that may arise in the remediation process. Estimated remediation costs at the Cheraw facility are $0.4 million, which also is reflected in the reserve.

As the cleanup progresses, we may need to revise these reserves but we are unable to derive a more precise estimate at this time, as actual costs remain uncertain. We do not anticipate significant cash outflows associated with this liability in the next twelve months, as we must await the EPA’s approval of the final remediation plan. However, there can be no assurance that we will not be required to respond to our environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on our financial condition.

Item 2. Properties

We own and/or lease four manufacturing facilities, a research and development facility, corporate offices, a distribution center and several warehouses. We believe that these facilities are suitable for manufacturing the products we offer and have capacities appropriate to meet existing production requirements. The following table sets forth a description of our facilities as of December 31, 2004.

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

In October 2002, we closed our South Hill, Virginia heavyweight fiber fabrics facility and consolidated operations with our South Hill, Virginia lightweight fiber fabrics facility. The completion of 136,000 square feet of additions to our lightweight fiber fabrics facility has been delayed until market conditions improve. In September 2004, we designated the land and building at the South Hill heavyweight facility as an asset held for sale. These assets have a net book value as of December 31, 2004 of $0.3 million and have been reclassified as other current assets.

In October 2003, we entered into a lease in Altavista, Virginia for additional warehousing space. In 2004, we converted part of this space into a new manufacturing facility in order to expand capacity for our non-woven fabric products. We also plan to consolidate several of our other leased warehouses into this new warehouse.

In November 2002, we sold our Greensboro, North Carolina facility and entered into a lease agreement. Under this lease agreement, we have an option to repurchase this facility.

Item 3. Legal Proceedings

We are a party to various legal proceedings arising in the ordinary course of business. None of these proceedings are expected to have a material adverse effect on our business, financial condition, liquidity or results of operations. See also “Item 1. Business—Environmental and Safety and Health Matters.”

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

There is no established trading market for BGF’s common stock. All shares of BGF’s issued and outstanding common stock are held by NVH, Inc., which is a wholly owned subsidiary of Nouveau Verre Holdings, Inc., which is a wholly owned subsidiary of Porcher Industries, S.A.

We did not declare any dividends or make any distributions on our common stock in 2004 Further, we have no commitment or current plans to make dividends or other distributions in 2005 and our financing obligations restrict our ability to pay dividends or other distributions.

We have no equity compensation plans and have not repurchased any of our equity securities.

Item 6. Selected Financial Data

The following table sets forth certain selected financial information derived from our audited consolidated financial statements for the five-year period ended December 31, 2004. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes and other financial information included elsewhere in this Report.

We have restated our results for 2003. This restatement is due to an adjustment relating to the accounting in 2003 for a sale and leaseback of our corporate headquarters facility located in Greensboro, North Carolina. The transaction was accounted for as a financing under the provisions of FAS 98 “Accounting for Leases.” In our previously reported financial statements, the amortization of the financing obligation utilized the initial 7 year term of the agreement and an effective interest rate of approximately 4% which was causing the obligation to be amortized faster than the related assets were being depreciated, resulting in a built in loss on the property. We discussed our accounting for the transaction with our independent registered public accounting firm at the time of the transaction. We have now determined that the amortization of the financing obligation should be over the entire 22-year term of the agreement, which includes the renewal option periods, at an effective interest rate of 18%. This adjustment resulted in an increase of $400,000 in interest expense for 2003 and an increase of $100,000 in interest expense for each of the first three quarters of 2004. We have discussed our revised accounting and the related adjustments with our independent registered public accounting firm. See Note 17 to our consolidated financial statements for further discussion of this restatement.

	December 31, 2004		December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
			(as restated)
Statement of Operations Data:
Net sales	$155,842		$125,097	$130,862	$146,842	$201,419
Cost of goods sold	130,197		107,459	128,418	131,639	165,830

Gross profit	25,645		17,638	2,444	15,203	35,589
Selling, general and administrative expenses	10,743		8,469	13,765	7,071	9,333
Restructuring charges (1)	—		—	250	502	—
Asset impairment charge	712		—	5,816	—	—

Operating income (loss)	14,190		9,169	(17,387)	7,630	26,256
Interest expense	12,025		13,812	13,926	13,972	14,168
Other (income) loss, net	268		(1,207)	97,699	(1,396)	(1,844)

Income (loss) before taxes and cumulative change in accounting principle	1,897		(3,436)	(129,012)	(4,946)	13,932
Income tax expense (benefit)	16		—	6,835	(1,868)	5,602

Income (loss) before effect of cumulative change in accounting principle	1,881		(3,436)	(135,847)	(3,078)	8,330
Cumulative effect of change in accounting principle	—		—	(4,726)	—	—

Net income (loss)	$1,881		$(3,436)	$(140,573)	$(3,078)	$8,330

Other Data:
Depreciation and amortization (2)	$5,494		$6,039	$8,240	$8,744	$8,584
Capital Expenditures	2,442		1,985	1,681	15,739	6,764
Cash flows from operating activities	1,132		8,356	9,619	1,064	6,851
Cash flows from investing activities	(2,395)		(1,956)	(1,094)	(15,657)	(6,728)
Cash flows from financing activities	(2,701)		(3,607)	(7,376)	14,607	(132)
Ratio of earnings to fixed charges (3)	1.2	x	—	—	—	2.0	x

Balance sheet data (at period end):
Total assets	$89,944		$89,328	$95,511	$135,599	$136,806
Current debt (4)	$7,700		$1,200	$111,356	$—	$3,106
Long-term debt (4)	$88,982		$98,968	$—	$125,583	$114,477
Total debt	$96,682		$100,168	$111,356	$125,583	$117,583
Stockholder’s deficit	$(35,199)		$(37,942)	$(46,115)	$(9,740)	$(16,251)

(1)	Represents costs associated with terminated employees in connection with restructuring plans.

(2)	Amounts do not include amortization of debt issuance costs and original issue discount, which is included in interest expense.
(3)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income before taxes and changes in accounting principles and fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issuance costs and one-third of rental expense (the portion deemed representative of the interest factor). For the years ended December 31, 2003, 2002, and 2001, our earnings were insufficient to cover fixed charges by $16.7 million, $143.2 million, and $19.4 million, respectively.
(4)	As a result of the short-term nature of the Senior Credit Facility obtained in 2002 the debt was classified as a current liability. The Senior Subordinated Notes were classified as a current liability due to the fact that payment of interest due in 2003 was contingent upon our ability to improve cash flows from operations and liquidity in 2003. The debt is classified as long-term for 2004 and 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our consolidated financial statements and related notes contained in this Report. The forward-looking statements under this section are subject to risks and uncertainties that exist in our operations and business environment. See Part 1, “Cautionary Statement Regarding Forward-Looking Statements.”

We have restated our results for 2003. This restatement is due to an adjustment relating to the accounting in 2003 for a sale and leaseback of our corporate headquarters facility located in Greensboro, North Carolina. The transaction was accounted for as a financing under the provisions of FAS 98 “Accounting for Leases.” In our previously reported financial statements, the amortization of the financing obligation utilized the initial 7 year term of the agreement and an effective interest rate of approximately 4% which was causing the obligation to be amortized faster than the related assets were being depreciated, resulting in a built in loss on the property. We discussed our accounting for the transaction with our independent registered public accounting firm at the time of the transaction. We have now determined that the amortization of the financing obligation should be over the entire 22-year term of the agreement, which includes the renewal option periods, at an effective interest rate of 18%. This adjustment resulted in an increase of $400,000 in interest expense for 2003 and an increase of $100,000 in interest expense for each of the first three quarters of 2004. We have discussed our revised accounting and the related adjustments with our independent registered public accounting firm. See Note 17 to our consolidated financial statements for further discussion of this adjustment.

Overview

Our business focuses on the production of value-added specialty woven and non-woven fabrics made from glass, carbon and aramid yarns. Our fabrics are a critical component in the production of a variety of electronic, filtration, composite, insulation, protective, construction and commercial products. Our glass fiber fabrics are used by our customers in printed circuit boards, which are integral to virtually all advanced electronic products, including computers and cellular telephones. Our fabrics are also used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, power generation and oil refining. In line with our strategy of continued new product development, we realized 17% of our sales in 2004 from products that are new within the last three years.

In 2004, we have continued to operate in our restructured environment that resulted from a significant deterioration of our business in 2002. The South Hill heavyweight fabrics facility has remained closed and is now being held for sale. We have continued our efforts to maintain a level of inventory that is consistent with our sales level and maximize our asset utilization. Overall sales increased $30.7 million to $155.8 million in 2004 compared to a decrease in sales of $5.8 million from 2002 to 2003. The increase in sales from 2003 to 2004 is mainly the result of increased demand for our electronics fabrics as well as sales of new products for the automotive and ballistics industries. In addition, our profitability improved with gross margins increasing from 14.1% in 2003 to 16.5% in 2004. These factors directly impacted our net income, resulting in an increase in net income of $5.3 million to a net income of $1.9 million in 2004 from a net loss of $(3.4) million in 2003.

In July 2004, our previous parent, Glass Holdings, converted to a limited liability company, Glass Holdings LLC, and subsequently distributed its stock in BGF to NVH, Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a 100% owned subsidiary of Porcher Industries. This transaction had no effect on our operations.

On June 6, 2003, we obtained a five-year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”), formerly Foothill Capital Corporation. The loan with WFF (“WFF Loan”) is for a maximum revolver credit line of $40.0 million with a letter of credit (“L/C”) sub-line of $4.0 million, an inventory sub-line of $15.0 million and a term loan sub-line of $6.0 million, of which the principal is amortized over 60 months. WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 45% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $15.0 million or 80% of the net orderly liquidation value; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7.0 million and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level (iii) a cap on yearly capital expenditures; and (4) an early termination fee of 5% in year one decreasing by 1% each year thereafter. The WFF loan was amended effective July 2004 whereby the $2.0 million limitation on yearly capital expenditures is now set at the lesser of (a) $5.0 million or (b) the last twelve months cumulative EBITDA less $16.0 million times 50% plus $2.0 million.

We are currently negotiating an amendment to the WFF Loan. This amendment would effectively increase our total borrowing availability by approximately $5.0 million. The amendment would provide for the following: (1) reduce the maximum facility size to $25.0 million; (2) reload the term loan back to $6.0 million; (3)increase the advance rate on finished goods inventory from 45% to 55% and (4) extend the contract termination by one month. There can be no assurance that the proposed amendment will be approved by WFF.

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs and to retire other outstanding debt. The WFF Loan is guaranteed by our parent, Glass Holdings. As of December 31, 2004 and 2003, amounts outstanding under the WFF Loan totaled $10.6 million and $5.4 million, respectively, consisting of $6.5 million on the revolver and $4.1 million on the term loan at December 31, 2004 and $5.4 million on only the term loan at December 31, 2003. The interest rate on the WFF Loan at December 31, 2004 and 2003 was 6.25% and 5.0%, respectively.

AGY, Inc. ( previously Advanced Glassfiber Yarns, LLC) is a major supplier to us. AGY, Inc. (“AGY”) filed for protection under Chapter 11 of the US Bankruptcy Code on December 10, 2002. On April 2, 2004, AGY emerged from bankruptcy. We have not experienced any interruptions in our supply of materials from AGY. As part of AGY’s reorganization, AGY’s glass yarn operation at our South Hill facility was closed effective September 30, 2004 and our supply agreement, relating to this facility was terminated. The closing of this facility has not had a material impact on our raw material supply. Porcher Industries, which owns BGF through NVH, Inc., a US holding company, previously owned a 51% interest in AGY. In conjunction with AGY’s emergence from bankruptcy in April 2004, Porcher Industries indirectly received a 15% interest in the newly emerged AGY entity, AGY Holding Corp., in exchange for entering into a supply agreement with AGY Holding Corp. through December 31, 2006. The supply agreement provides BGF with an economic incentive, but not an obligation, to purchase yarn from AGY.

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

While our performance in 2004 has been consistent with our restructured business plan, there can be no assurance that we will be able to continue to generate sufficient operating cash flow to fund our operations and interest payments on our Senior Subordinated Notes or that we will be able to continue to meet the financial covenants and make required loan payments under the WFF loan.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, engineers, lawyers and actuaries to assist in our evaluation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our consolidated financial statements:

•	Revenue Recognition - Revenue from product sales and the related cost of goods sold are recognized at the time both risk of loss and legal title transfer to the customer, which is typically at delivery in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Additionally, revenue is recognized only when the price is readily fixed or determinable and collectibility is reasonably assured.

•	Allowance for Doubtful Receivables – We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some customers are currently operating in bankruptcy or have experienced financial difficulties. If the financial condition of any of our customers worsens, additional allowances may be required.

•	Inventories – Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory styles to determine obsolete or slow-moving items. Finished goods are written down based on quality and age. Second quality goods are also written down from their original value.

Our methodology recognizes projected inventory losses at the time such losses are anticipated rather than at the time goods are actually sold. The adequacy of this estimate is dependent on a number of future factors, including, but not limited to, the state of the economy and the level of customer demand. These factors could cause our inventory reserve to change by a material amount in the near term. During 2002, as a result of a significant decline in the markets in which we operate, we recorded a $5.6 million charge to cost of goods sold to write-down excess and obsolete inventory to the lower of cost or market value. There was no similar charge in 2003 and 2004.

•	Restructuring Charge - We have recorded restructuring charges in accordance with decisions to reduce our manufacturing and administrative cost structure. These charges relate primarily to workforce reduction. Severance and related charges are accrued based on an estimate of amounts that will be paid to affected salaried and hourly employees. Restructuring reserve requirements are evaluated at the end of each reporting period. Any necessary changes based on these evaluations are recorded in the period of change. Restructuring charges are summarized in Note 8 of the consolidated financial statements.

•	Employee Benefits- We sponsor a defined benefit pension plan as a retirement benefit for eligible employees. Because pension obligations will ultimately be settled in future periods, the determination of annual pension expense and pension liabilities is subject to estimates and assumptions. The principal assumptions used in our estimations are summarized in Note 12 of the consolidated financial statements. We review these assumptions annually and modify them based on current rates and trends.

One of the critical assumptions in the actuarial model that is used to calculate our annual pension expense is the discount rate. The rate we use is based on market rates for highly rated corporate debt instruments at our annual valuation date. The discount rate is used to estimate the present value of our future benefit obligation as of the valuation date. A lower discount rate used in the actuarial model has resulted in a higher present value of benefit obligations and in a higher pension expense and changes in other comprehensive income as of and for the years ended December 31, 2004 and 2003. Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. In recent periods, actual results have varied significantly from actuarial assumptions, as our pension plan assets have declined due to the overall decline in the securities markets and our pension plan liabilities have increased as a result of the decline in the discount rate.

We have a postretirement benefit plan that covers substantially all of our employees. Upon attainment of age fifty-five and ten years of continuous service, an employee may elect to retire. Employees eligible to retire may choose to purchase postretirement health benefits, including medical and dental coverage. Critical assumptions used in the actuarial calculation of our postretirement benefit obligation include the discount rate and the assumed health care cost trend rate, see Note 12 of the consolidated financial statements.

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

•	Long-lived Assets – Our depreciation and amortization policies reflect judgments on the estimated useful lives of assets. We periodically review our property and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of the carrying value of these assets by comparison to the undiscounted cash flows expected to be generated by these assets. In September 2004, we entered into an agreement to sell certain equipment at the South Hill heavyweight fabrics facility to an affiliate for $0.6 million. The equipment was adjusted to a new carrying value of $0.4 million, which represented fair value less estimated selling costs, as of September 30, 2004 and was reclassified as a current asset on the balance sheet. An asset impairment charge of $0.3 million was recognized as of September 30, 2004. The final transaction took place in December 2004 and the asset impairment charge was revised to $0.2 million based on actual selling costs.

Due to the decision in the fourth quarter of 2004 to sell the South Hill heavy-weight fabrics facility and the current outlook in the electronics market, we undertook an analysis of our long-lived assets held at that facility and compared the net book value of those assets to the estimated fair market value. As a result, we determined that an impairment of machinery and equipment used in our South Hill heavyweight fabrics manufacturing facility had occurred and recorded a $0.5 million write-down in 2004 to reduce the carrying value of machinery and equipment to its estimated fair value based on prices for similar assets. This charge is recorded as an asset impairment charge on the accompanying 2004 consolidated statement of operations.

As noted above, we have designated the land and building at the South Hill heavyweight facility as an asset to be sold. These assets have a net book value as of September 30, 2004 of $0.3 million and have been reclassified as other current assets. There were no impairment charges in 2003. We recorded an asset impairment charge relating to this facility of $5.8 million during 2002.

•	Deferred Tax Assets Valuation – We record a deferred tax asset or liability when the tax effects of temporary differences result in such balances. A valuation allowance is recorded if it is more likely than not that some or all of the deferred tax assets will not be realized. During the second quarter 2002, due to our poor operating performance and related liquidity constraints, we recorded a full valuation allowance against our deferred tax assets. During the remainder of 2002 and in 2003 and 2004, we have continued to fully reserve for deferred tax assets generated in those periods, primarily net operating loss carry-forwards, due to the uncertainty associated with the recognition of those deferred tax assets.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
		(as restated)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	83.5	85.9	98.1

Gross profit	16.5	14.1	1.9
Selling, general and administrative expenses	6.9	6.8	10.5
Restructuring charge	—	—	4.4
Asset impairment charge	0.7	—	0.2

Operating income (loss)	9.1	7.3	(13.2)
Other (income) expenses:
Interest expense	7.8	11.0	10.6
Other (income) loss, net	0.1	(1.0)	74.7

Loss before income taxes and cumulative effect of change in accounting principle	1.3	(2.7)	(98.5)
Income tax expense (benefit)	—	—	5.2

Net loss before cumulative effect of change in accounting principle	1.2	(2.7)	(103.7)
Cumulative effect of change in accounting principle	—	—	(3.6)

Net loss	1.2%	(2.7)%	(107.3)%

Adjusted EBITDA (“EBITDA”) herein is defined as net income (loss) before interest expense, taxes, depreciation, amortization, extraordinary loss and non-recurring charges. We believe EBITDA is a useful financial performance measure of adjusted earnings for us and is a complement to net income and other financial performance measures provided in accordance with GAAP. We use EBITDA to measure the financial performance of our business because it excludes expenses such as depreciation, amortization, taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding depreciation and amortization expense, which can vary from asset to asset based on a variety of factors unrelated to our financial performance, we can more accurately assess the financial performance of our business. Our lenders also use EBITDA as a measure of our performance and covenant compliance.

However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent net income (loss) and should not be considered as an alternative to operating income or net income determined in accordance with GAAP. EBITDA does not represent cash flows from operating activities determined in accordance with GAAP, and should not be considered as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The following table provides a reconciliation of Adjusted EBITDA to net income:

	Fiscal Year Ended December 31,
	2004	2003	2002	2001	2000	1999
		(as restated)
Net income (loss)	$1,881	$(3,436)	$(140,573)	$(3,078)	$8,330	$3,688
Depreciation and amortization	5,494	6,039	12,966	8,744	8,584	8,206
Interest	12,025	13,812	13,926	13,972	14,168	15,817
Taxes	16	—	6,835	(1,868)	5,602	2,241
Extraordinary loss	—	—	—	—	—	1,668
Non-cash non-recurring charges:		—
Reserve on loan to parent	—	—	97,711	—	—	—
Asset impairment charge	712	—	5,816	—	—	—
Retirement settlement charge	—	—	1,386	—	—	—

Adjusted EBITDA	$20,128	$16,415	$(1,933)	$17,770	$36,684	$31,620

Fiscal Year 2004 Compared to Fiscal Year 2003 (As restated)

Net Sales. Net sales increased $30.7 million, or 24.6%, to $155.8 million in 2004 from $125.1 million in 2003.

Sales of protective fabrics, which are used in various ballistics applications, increased $10.0 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003, due to the development and sale of new products.

Sales of composite fabrics, which are used in various applications, including structural aircraft parts and interiors, increased $5.7 million or 13.5%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to market share gains and increased activity in commercial and civil aviation.

Sales of our construction fabrics increased $4.8 million, or 126.3%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to a new product introduction, which brings improved performance to the customer product line.

Sales of our insulation fabrics and parts, used for high temperature products, increased $5.9 million, or 62.7%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due primarily to the development and sales of new products for the automotive and appliance markets.

Sales of our electronics fabrics used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes increased $2.9 million, or 9.4%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to a general worldwide improvement in demand in 2004 from abnormally lower demand in 2003.

Sales of our filtration fabrics used by industrial customers to control emissions into the environment increased $1.4 million, or 5.1% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to a specific large utility project.

Gross Profit. Gross profit margins increased to 16.5% in 2004 from 14.1% in 2003 due primarily to successful cost reductions and higher capacity utilization allowing for better absorption of fixed costs as well as a more favorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.3 million to $10.7 million, or 6.9% of net sales, from $8.5 million or 6.8% of net sales, in 2003. This was primarily due to an increase in consulting and professional fees as well as an increase in employee benefits and sales commissions.

Asset Impairment Charges. In 2004, we recognized a $0.7 million asset impairment charge related to machinery and equipment held at our South Hill heavyweight fabrics facility. A portion of the related equipment was sold to an affiliate during the fourth quarter of 2004. In 2003, we had no asset impairment charges.

Operating Income. As a result of the aforementioned factors, operating income increased $5.0 million to $14.2 million, or 9.1% of net sales, in 2004 from $9.2 million, or 7.3% of net sales, in 2003.

Interest Expense. Interest expense decreased $1.8 million to $12.0 million, or 7.8% of net sales, in 2004 from $13.8 million, or 11.0% of net sales, in 2003, due to lower average borrowings in 2004 as compared to 2003, partially offset by the write-off of $1.4 million of net debt issuance costs in 2003 compared to $0.2 million in 2004.

Other Income (Loss), Net. Other income (loss) decreased $1.5 million to $(0.3) million in 2004 from $1.2 million in 2003. In 2004 we had a loss on extinguishment of debt of $0.2 million due to the purchase of $9.0 million of Senior Subordinated Notes. In 2003, we had a gain on extinguishment of debt of $1.2 million due to the purchase of $4.3 million of Senior Subordinated Notes.

Income Tax Expense (Benefit). The effective tax rate in 2004 and 2003 were 0.7% and 0.0%, respectively. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit for the years ended December 31, 2004 and December 31, 2003. We incurred minimal state tax expense in 2004.

Net Income (Loss). As a result of the aforementioned factors, net income (loss) increased $5.3 million to net income of $1.9 million from a net loss of $3.4 million in 2003.

Fiscal Year 2003 (as Restated) Compared to Fiscal Year 2002

Net Sales. Net sales decreased $5.8 million, or 4.4% to $125.1 million in 2003 from $130.9 million in 2002.

Sales of glass, carbon and aramid fibers used in various composite materials increased $1.0 million during 2003 as compared to 2002 due to an increase in market share.

Sales of fabrics used in filtration products increased $4.2 million, or 18.0% due to an increase in demand for filtration bags.

Sales of electronics fabrics used in multi-layer and rigid printed circuit boards decreased $9.1 million, or 22.7%, primarily as a result of lower demand in the electronics industry that continued throughout 2002 and 2003. In addition, the decrease in capital spending in the information technology and telecommunications industry has led fabricators of printed circuit boards to reduce production, thus negatively impacting our sales to these customers.

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

Interest Expense. Interest expense decreased $0.1 million to $13.8 million, or 11.0% of net sales, in 2003 from $13.9 million, or 10.6% of net sales, in 2002, due to lower interest rates on the senior debt combined with lower borrowings in 2003, partially offset by write-offs of debt issuance costs in 2003 of $1.4 million.

Other Income (Loss), Net. Other income (loss) increased $98.9 million to $1.2 million in 2003 from a loss of $97.7 million in 2002. In 2003, we had a gain on extinguishment of debt of $1.2 million due to the purchase of $4.3 million of our Senior Subordinated Notes. As a result of AGY’s bankruptcy filing, and consequently the financial condition of AGY Holdings, evaluations of the potential impairment of the loan from Glass Holdings to AGY Holdings and the similar loan from BGF to Glass Holdings were performed. During 2002, based on the then-current tax positions of the three companies and the insolvency of AGY Holdings, it was determined that a reserve should be recorded against BGF’s loan to Glass Holdings. Accordingly, BGF recorded a reserve of $97.7 million during 2002. This reserve remained in effect as of December 31, 2003.

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

Net Loss. As a result of the aforementioned factors, net loss decreased $137.2 million to a loss of $3.4 million in 2003 from $140.6 million loss in 2002.

Balance Sheets – December 31, 2004 Compared to December 31, 2003 (as restated)

Accounts Receivable. Accounts receivable increased $3.4 million, or 25.5%, from December 31, 2003 to December 31, 2004. This increase was a result of increased sales.

Inventory. Inventory increased $5.0 million, or 22.4%, from December 31, 2003 to December 31, 2004. This was mainly due to an increase in production as a result of increased sales.

Other Current Assets. Other current assets decreased $1.5 million, or 32.2%, from December 31, 2003 to December 31, 2004. This decrease was primarily the result of a decrease in current deferred income taxes and state income taxes receivable.

Net Property, Plant and Equipment. Net property, plant and equipment decreased $4.8 million, or 10.9%, from December 31, 2003 to December 31, 2004. The net decrease is primarily the result of depreciation expense of $5.5 million, the sale of equipment to an affiliate with a net book value of $0.6 million, and an asset impairment of equipment at the South Hill heavy-weight fabrics facility of $0.7 million, partially offset by capital expenditures of $2.4 million in 2004.

There were no significant individual capital expenditures during 2004. Our forecasted capital expenditures for 2005 are approximately $3.7 million.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $2.0 million, or 10.2%, from December 31, 2003 to December 31, 2004. This decrease was primarily the result of a decrease in the required minimum contribution to the retirement plan of $3.3 million from 2003 to 2004, partially offset by an increase in employee benefits.

Long Term Debt. Long-term debt decreased $10.0 million from December 31, 2003 to December 31, 2004. In 2004, we purchased $9.0 million principal amount of our Senior Subordinated Notes and made $1.2 million of principal payments on our term loan. In 2003, we paid $7.6 million on our previously existing senior credit facility, received interim financing of $10.0 million, which we subsequently paid down, and paid $5.0 million on a loan from our parent. We received a $6.0 million term loan under the WFF Facility in 2003 and made term loan payments of $0.6 million. In addition, we purchased $4.3 million principal amount of our Senior Subordinated Notes in 2003.

Post Retirement and Pension Obligations. Post retirement and pension obligations increased $0.4 million, or 7.3%, from 2003 to 2004. This increase was due to an increase in the long-term pension liability of $0.4 million.

Off-balance Sheet Arrangements. We currently have no off-balance sheet arrangements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on the $86.0 million principal amount of our outstanding Senior Subordinated Notes ($86.7 million net of unamortized discount of $0.7 million), principal and interest payments on the WFF Loan, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity in January 2009. Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations, together with availability under the WFF financing arrangement, will be adequate to meet our liquidity needs for the next twelve months. However, this forward-looking statement is subject to risks and uncertainties. See Part 1, “Cautionary Statements Regarding Forward-Looking Statements”.

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

As of December 31, 2004, amounts outstanding under the WFF Loan totaled $10.6 million and consisted of $4.1 million under the term loan and $6.5 million under the revolver. As of December 31, 2003, amounts outstanding under the WFF Loan totaled $5.4 million and consisted only of the term loan. The interest rate on both the term loan and the revolver on December 31, 2004 and December 31, 2003 was 6.25% and 5.0%, respectively.

We are currently negotiating an amendment of the WFF Loan. This amendment would effectively increase our total borrowing availability by approximately $5.0 million. The amendment would provide for the following: (1) reduce the maximum facility size to $25.0 million; (2) reload the term loan back to $6.0 million; (3)increase the advance rate on finished goods inventory form 45% to 55% and (4) extend the contract termination by one month. There can be no assurance that the proposed amendment will be approved by WFF.

Availability under the revolver as of December 31, 2004 and March 21, 2005 was $6.9 million and $3.1 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $0.6 million for potential environmental liabilities. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of December 31, 2004 and March 21, 2005, the outstanding reserves totaled $5.3 million and $2.1 million, respectively.

The fair value of the outstanding Senior Subordinated Notes as of December 31, 2004 and December 31, 2003 was approximately $86.8 million and $71.8 million, respectively.

In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we or our affiliates may, from time to time, purchase our Senior Subordinated Notes for cash in open market purchases, privately negotiated transactions or otherwise. Under the terms of the WFF loan, we cannot generally purchase any of our Senior Subordinated Notes if such Notes are trading at more than 80% of their face value without WFF’s prior consent. The decision to grant such consent is made by WFF in its sole and absolute discretion for each Notes purchase transaction we propose. In 2004, WFF consented to our purchases of $9.0 million (face value) of Senior Subordinated Notes for $8.7 million plus accrued interest of $0.3 million. In 2004, we entered into a consulting agreement with a financial advisor to assist in redeeming our Notes. The fees to the financial advisor associated with these purchases in 2004 amounted to $0.4 million to be paid over the course of the next four years. As part of the agreement with RSI, we are obligated to pay, on a quarterly basis 25.5% of the interest savings realized on these purchases. The liability of $0.4 million with respect to these purchases has been recorded as of December 31, 2004 and the expense applied against the gain on extinguishment of debt, thus resulting in a loss on extinguishment of debt of $0.2 million. The Senior Subordinated Note purchases were funded by a combination of cash provided by operations and borrowings under the WFF revolver.

On June 20, 2003, we purchased $1.3 million (face amount) of Senior Subordinated Notes for $0.8 million plus accrued interest of $0.1 million. This transaction resulted in a gain of $0.4 million, which was included in other income. On August 25, 2003, we purchased $3.0 million (face amount) of Senior Subordinated Notes for $2.2 million plus accrued interest. This transaction resulted in a gain of $0.8 million, which was included in other income During the second quarter of 2002, our parent, Glass Holdings, received a $6.9 million income tax refund related to the filing of the 2001 consolidated return. On August 13, 2002, this amount was remitted to us, which reduced our loan receivable from Glass Holdings. The entire amount of the refund was applied to principal amount of the loan, due to the financial condition of Glass Holdings. During the first quarter of 2003, the Company’s parent, Glass Holdings, received a tax refund related to the filing of the 2002 consolidated tax return. In March 2003, $15.6 million of this tax refund was remitted to BGF, of which $9.6 million was applied to the loan receivable from Glass Holdings. The remaining balance of $6.0 million reduced the Company’s income tax receivable. An additional $0.5 million from Glass Holdings was received during the first quarter of 2003 and was also applied against the loan receivable and during the second quarter of 2003 an additional $0.5 million was received from Glass Holdings and applied against the loan receivable.

On August 13, 2002, we borrowed $5.0 million from Glass Holdings under a loan agreement whereby the loan matured on June 30, 2003. Interest on the loan was 3.25% and was payable quarterly in arrears beginning December 2002. We repaid the loan in full upon maturity in June 2003.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $1.1 million for 2004, compared with $8.4 million in 2003. The decrease was primarily the result of an increase in working capital requirements due to higher production levels and sales. Additionally, 2003 included the receipt of a $6.0 million federal income tax refund.

Net Cash Used in Investing Activities. Net cash used in investing activities was $2.4 million and $1.9 million in 2004 and 2003, respectively, and was the result primarily of purchases of property, plant and equipment.

Net Cash Used In Financing Activities. Net cash used in financing activities was $2.7 million for 2004 compared to $3.6 million for 2003, and was primarily the result of a reduction of purchases of our Senior Subordinated Notes.

Prior to July 2004, we had a loan receivable due from our parent company at the time, Glass Holdings. Payments received from our parent on the loan totaled $0.3 million, $10.6 million and $7.7 million in 2004, 2003 and 2002, respectively. The note receivable was cancelled in 2004.

Contractual Obligations

Following is a summary of our contractual obligations at the end of 2004:

	Payments due by year In millions
	2005	2006	2007	2008	Thereafter
Debt(1)	$7.7	$1.2	$1.2	$0.5	$86.8
Interest on debt(2)	8.9	8.9	8.9	8.9	0.4
Finance obligation(3)	0.4	0.4	0.4	0.4	0.5
Operating leases	1.4	1.2	0.8	0.7	—

(1)	The $86.8 million Senior Subordinated Notes are scheduled to mature in 2009. Amounts due in 2005 through 2008 consist of principle payments on the term loan with WFF as well as the outstanding revolver balance.
(2)	The interest relates to the Senior Subordinated Notes.
(3)	Finance obligation represents payments due under a financing arrangement for the sale and leaseback of our corporate headquarters facility.

Outlook for 2005

The following section contains forward-looking statements about our plans, strategies and prospects during 2005. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the important factors that could cause our actual results to differ materially from those contained in any forward-looking statements set forth under Part I, “Cautionary Statement Regarding Forward-Looking Statements.”

Looking ahead to 2005:

•	Sales trends during January and February 2005 decreased slightly from the average monthly sales for the last quarter of 2004. Although no assurances can be given, we expect some improvement in this trend as we move further into 2005.

•	If our sales continue throughout 2005 at the same level as what we have experienced during 2004, our plan to continue our efforts to maintain our inventory level consistent with sales could result in decreased capacity utilization resulting in lower gross margins compared to 2004. However, there can be no assurance that sales will continue at this same level during the remainder of 2005.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs: an Amendment to ARB No. 43” (“SFAS 151”). This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. Consequently, we will adopt the standard in 2006. We have not completed our assessment of the impact, if any, that this statement will have on our financial position or results of operations

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

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

The fair value of the Senior Subordinated Notes as of March 16, 2005 and December 31, 2004 was approximately $86.5 million and $88.5 million, respectively. If the interest rate on borrowings under our WFF Loan as of December 31, 2004 is 100 basis points higher or lower during 2005, our interest rate expense would be increased or decreased $0.1 million. As of December 31, 2004, we were not party to any derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

See Page F-1 of the financial reports included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, our President and CFO, to allow timely decisions regarding required disclosure.

As described in Note 17 to our consolidated financial statements, we have restated our results for 2003 and for each of the first three quarters of 2004. This restatement is due to an adjustment relating to the accounting in 2003 for a sale and leaseback of our corporate headquarters facility located in Greensboro, North Carolina. The transaction was accounted for as a financing under the FAS 98 “Accounting for Leases.” The material facts relating to this sale and leaseback transaction were disclosed in our prior quarterly and annual regulatory and financial filings with the Securities and Exchange Commission and our annual reports.

Based on our evaluation of disclosure controls and procedures, as of the date of the end of the period covered by this Annual Report, our President and CFO have concluded that our disclosure controls and procedures were ineffective as a result of the restatement item discussed in the preceding paragraph. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our financial reports have been made known to management, including our President and CFO, and other persons responsible for preparing such reports and is recorded, processed, summarized and reported.

SEC rules also require us to maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on management’s evaluation of the restatement item described above, management has determined that a material weakness existed in our internal control over financial reporting. In response to the identified weakness, we have taken steps to strengthen our internal controls over financial reporting to prevent recurrence of the circumstances that resulted in our determination to restate our financial statements for the year ended December 31, 2003 and the first three quarters of 2004. Our new control procedures provide for preparation of a formal assessment with respect to the accounting treatment required under generally accepted accounting principles for unusual one-time transactions such as the sale leaseback transaction in 2002 and an additional level of review over the accounting for similar non routine transactions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within BGF have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. BGF conducts periodic evaluations to enhance, where necessary, its procedures and controls.

There have been no changes in our internal controls over financial reporting during our most recent quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Certain changes which occurred after the end of such quarter are described above.

Section 404 of the Sarbanes-Oxley Act of 2002 requires non-accelerated filers, including us, to report on the effectiveness of their internal control over financial reporting in their 2006 Annual Report on Form 10-K, which we are required to file with the SEC no later than March 31, 2007. Our independent registered public accounting firm will be required to attest to that report. Our management is working diligently to ensure that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The names, ages and positions of our directors and executive officers as of March 28, 2005 are set forth below. Our director is also a director of NVH, Inc. and Nouveau Verre Holdings, Inc and NVH, LLC. The director is elected annually by our sole stockholder and holds office until his successor is elected and qualified or until his earlier removal or resignation

Name	Age	Positions with BGF
Philippe Porcher	51	Chairman of the Board, Sole Director
James R. Henderson	67	President
Philippe R. Dorier	48	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

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

We have adopted a code of conduct and ethics that applies to our chief executive officer, chief financial officer and controller. Our code of conduct and ethics can be found on our website, www.bgf.com.

Item 11. Executive Compensation

The following table shows, for the fiscal years ended December 31, 2004, 2003, and 2002, the compensation paid to or earned by our chief executive officer and our two other most highly compensated executive officers, as of December 31, 2004 (dollars are not in thousands).

Name and Principal Position	Salary (1)			Bonus			Other Annual Compensation
Philippe Porcher Chairman of the Board, Chief Executive Officer and Director and Former Vice Chairman 2004: 2003: 2002:	$ $ $	120,000 120,000 120,000	(2) (2) (2)		— — —			— — —

James R. Henderson President and Former Executive Vice President Sales and Merchandising 2004: 2003: 2002:	$ $ $	239,664 238,027 200,931		$ $ $	159,250 119,600 114,000	(7) (6) (5)	$ $ $	12,995 15,284 5,221	(4) (4) (4)

Philippe R. Dorier Senior Vice President, Chief Financial Officer, Secretary and Treasurer 2004.: 2003: 2002:	$ $ $	186,168 179,004 172,116		$ $ $	127,575 96,600 110,000	(7) (6) (5)	$ $ $	9,067 9,344 6,674	(3) (3) (3)

(1)	Includes the following amounts deferred at the election of the following executive officers pursuant to BGF’s 401(k) plan in 2004, 2003 and 2002, respectively: Mr. Dorier— $13,000, $9,148 and $11,000; Mr. Henderson— $13,000, $11,144 and $9,096.
(2)	Represents a management fee paid by BGF Services, Inc., an affiliate of BGF, to Philippe Porcher and reimbursed by BGF to cover services provided by Philippe Porcher to BGF. See “Item 13. Certain Relationships and Related Party Transactions”.
(3)	Represents personal use of a company car.
(4)	Represents personal use of a company car.
(5)	Represents a bonus for 2002 paid in 2003. For Mr. Dorier, this bonus was paid for by BGF Services and reimbursed by BGF to BGF Services in the form of management fees to cover services rendered to BGF. See “Item 13. Relationships and Related Party Transactions.”
(6)	Represents a bonus for 2003 paid in 2004. For Mr. Dorier, this bonus was paid for by BGF Services and reimbursed by BGF to BGF Services in the form of management fees to cover services rendered to BGF. See “Item 13. Relationships and Related Party Transactions.”
(7)	Represents a bonus for 2004 paid in 2005. For Mr. Dorier, this bonus was paid for by BGF Services and reimbursed by BGF to BGF Services in the form of management fees to cover services rendered to BGF. See “Item 13. Relationships and Related Party Transactions.”

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

The estimated annual benefits payable upon retirement at normal retirement age for the executive officers listed in the “Executive Compensation” table above is as follows: Mr. Henderson-$32,633 and Mr. Dorier- $68,735. These calculations are based on 2004 compensation, assume benefits are payable as a straight-life annuity, and assume that each individual will work until age 65. Mr. Philippe Porcher does not participate in the Retirement System.

401(k) Plan. The Employees’ Profit Sharing and Tax Savings Plan of BGF Industries, Inc. covers most employees of BGF. After completing one hour of service, employees may defer up to 50% of their compensation as defined by the plan each year, subject to Internal Revenue Code limitations. We may, in our discretion, match employees’ elective deferrals up to a specified limitation each year and may make a discretionary employer contribution for employees that have completed one year of service. All contributions are 100% vested and non-forfeitable at all times. Benefits are payable after separation from service in a lump sum in cash.

Compensation of Directors

Our director did not receive separate compensation for his services as a director in 2004.

Compensation Committee Interlocks and Insider Participation

Mr. Philippe Porcher, who serves as both an executive officer and as the sole member of the board of directors of BGF Industries, Inc., serves as the President of the Executive Board of Porcher Industries. Mr. Philippe Porcher also serves as an executive officer and chairman of the Board of Directors of NVH, Inc., Nouveau Verre Holdings, Inc., NVH, LLC, Glass Holdings, LLC and BGF Services, Inc. He also served as an executive officer of the former Glass Holdings and AGY Holdings and was the Chairman of the Board of the former Glass Holdings, AGY Holdings and AGY.

Mr. Dorier serves as an executive officer of BGF Industries, Inc. and as a member of the Executive Board of Porcher Industries, whose members are equivalent to executive officers. Mr. Dorier also serves as an executive officer and director of NVH, Inc., Nouveau Verre Holdings, Inc., NVH, LLC, and BGF Services, Inc. He also served as an executive officer of the former Glass Holdings and AGY Holdings and was a director of the former Glass Holdings, AGY Holdings and AGY.

These positions effectively create interlocks between BGF and NVH, Inc., Nouveau Verre Holdings, Inc., NVH LLC, Glass Holdings, AGY Holdings, BGF Services, and AGY. See also “Item 13. Certain Relationships and Related Party Transactions.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of BGF’s outstanding common stock as of December 31, 2004 for each person or group known to our management to be holding more than 5% of the common stock and for each director and executive officer named in the “Executive Compensation” table and all of our directors and executive officers as a group.

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

Mr. Robert Porcher’s 56.05% interest includes a 0.7% interest of his son, Philippe Porcher, an executive officer and sole director of BGF, in Société Civile des Terres Froides. Mr. Robert Porcher controls the voting and investment of these shares. The asterisk aside the name of Philippe Porcher represents this interest.

Name of Beneficial Owner	Percent of Class
Porcher Industries	100.00%
Robert T. Porcher	56.05%
Philippe Porcher	*
Philippe R. Dorier	—
James R. Henderson	—
All directors and executive officers as a group (5 persons)	56.05%

BGF does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions

We are wholly owned by Porcher Industries through NVH, Inc., a U.S. holding company. In July, 2004, our previous parent, Glass Holdings Corp., converted to a limited liability company and subsequently distributed its stock in BGF to NVH, Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a 100% owned subsidiary of Porcher Industries, Inc. Porcher Industries owns a 15% interest in AGY, Inc., a major supplier of BGF, through Nouveau Verre Holdings, LLC., a 100% subsidiary of Nouveau Verre Holdings, Inc. Glass Holdings LLC owns 100% of BGF Services, Inc. We have ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, Glass Holdings and other wholly-owned subsidiaries of Glass Holdings, as well as other affiliates of Porcher Industries. Mr. Robert Porcher, our former Chairman of the Board and Chief Executive Officer, beneficially owns a controlling interest in Porcher Industries and Mr. Philippe Porcher, our current Chairman of the Board and Chief Executive Officer also owns an interest in Porcher Industries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings, that cover the periodic management services of certain Porcher Industries employees and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Philippe Porcher and Dorier. In connection with these arrangements with BGF Services, we incurred expenses of $1.4 million in 2004. The 2004 fee includes a one-time management fee of $0.8 million. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. In 2004, we were not billed by the parent company for management expenses. These terms cannot be considered comparable to those that would be provided to a third party.

We purchase semi-finished and finished products from Porcher Industries. We purchased $4.3 million of these products in 2004. We sell finished goods and occasionally unfinished goods directly to Porcher and its affiliates. In 2004, we billed Porcher Industries and its affiliates $0.3 million for these goods. Porcher Industries billed us for commissions for sales of its products in Asia, Europe, and Australia of $0.1 million in 2004. We believe that prices and commissions paid or received by us for these transactions are comparable to those paid to third parties.

We collect and deposit customer payments on behalf of two wholly owned subsidiaries of Porcher Industries in exchange for fees equal to 2% of amounts collected. We billed $0.01 million in fees for these services incurred in 2004. We believe that these fees are comparable to those that would be paid to third parties.

AGY Inc. leased approximately 27,200 square feet of segregated space at our South Hill, Virginia lightweight fiber fabric facility for the purpose of manufacturing glass yarns for exclusive supply to us under a supply contract that was to expire on December 31, 2008. As part of AGY’s restructuring, the glass yarn operation at the South Hill facility was closed effective October 2004 and the supply agreement with BGF was terminated. As part of the ownership restructuring, Porcher Industries (See Item 13, “Certain Relationships and Related Transactions”) entered into a supply agreement with AGY in which BGF has an incentive but is under no obligation to purchase yarn from AGY. We provided AGY with leased employees at this facility and administrative and technical support services. These services were discontinued in October 2004. We billed AGY approximately $1.2 million pursuant to this agreement in 2004. We also purchased approximately $17.2 million of raw materials from AGY in the twelve months ended December 31, 2004. We believe that each of these arrangements are on terms no more favorable than those that would be provided to third parties. Porcher Industries currently indirectly owns a 15% interest in AGY.

See also Note 16 to the consolidated financial statements filed as part of this Annual Report in Item 15.

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has served as the independent registered public accounting firm of BGF since 1994 and is considered by our management to be well qualified. We have been advised by that firm that neither it nor any member thereof has any financial interest, direct or indirect, in us or any of our subsidiaries in any capacity. The fees shown below are in thousands of dollars.

Audit Fees. We paid PricewaterhouseCoopers LLP $155 in audit fees for services rendered in the fiscal year ended December 31, 2004 as compared to $145 in audit fees during the fiscal year ended December 31, 2003.

Audit-Related Fees. We paid PricewaterhouseCoopers LLP $8 for audit-related services rendered in 2004 as compared to $0 in audit-related fees rendered in 2003. These audit-related services were for reviewing the accounting treatment of certain transactions.

Tax Fees. We paid PricewaterhouseCoopers LLP $30 in 2004 for tax services rendered as compared to $124 in 2003. These tax services generally included tax return preparation, tax compliance, tax planning and tax advice.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	FINANCIAL STATEMENTS

See Index on page F-1.

2.	FINANCIAL STATEMENT SCHEDULE

See Index on page F-1.

(a)	Documents Incorporated by Reference or Filed with this Report:

EXHIBITS

Exhibit No.	Description of Exhibit
3.1(1)	Certificate of Incorporation of BGF Industries, Inc., as amended

3.2(1)	Bylaws of BGF Industries, Inc., as amended

4.1(1)	Indenture, dated as of January 21, 1999, among BGF Industries, Inc. and The Bank of New York, as trustee, relating to $100 million principal amount of 10¼% Senior Subordinated Notes Due 2009

4.2(1)	Form of 10¼% Series A and Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

10.1(1)	Deferred Compensation Agreement, dated April 16, 1990, by and between BGF, Industries, Inc. and James R. Henderson (2)

10.2(1)	Deferred Compensation Agreement, dated January 28, 1993, by and between BGF Services, Inc. and Philippe Dorier (2)

10.3(1)	Lease, dated March 20, 1996, between E.R. English, Sr., as lessor, and BGF Industries, Inc., as lessee

10.4(1)	Purchase Order (Lease), dated November 26, 1996, between K&C Brokerage, as lessor, and BGF Industries, Inc., as lessee

10.5(1)	Lease, dated November 1, 1991, by and between H.V. Johns, Jr., as lessor, and BGF Industries, Inc. as lessee

10.6(1)	Promissory Note, dated September 30, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $135,043,844.62

10.7(1)	Promissory Note, dated December 23, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $2,681,000

10.8(3)	Lease Agreement, dated October 1, 2000 by and between Edgar J.T. Perrow and BGF Industries, Inc.

10.9(4)	$5 million intercompany note between Glass Holdings Corp. and BGF dated August 14, 2002.

10.10(4)	Lease Agreement, dated November 26, 2002 by and between Davidson Industrial Properties, LLC and BGF Industries, Inc.

10.11(5)	Loan and Security Agreement by and among BGF Industries, Inc. as Borrower, The Lenders that are Signatories Hereto as the Lenders, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent Dated as of June 6, 2003

10.12(6)	Lease Agreement, dated October 27, 2003 by and between Schwarz and Schwarz, Inc. and BGF Industries, Inc.

10.13(7)	Second Amendment to the Loan and Security Agreement, dated July 30, 2004

12	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

99.1	Reconciliation of net income to adjusted EBITDA

(1)	Filed as part of the Company’s Registration Statement (333-72321) and incorporated herein by reference.
(2)	Management contract or compensatory plan or arrangement.
(3)	Filed as part of the Company’s Form 10K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as part of the Company’s Form 10K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(5)	Filed as part of the Company’s Form 8-K dated June 6, 2003 and incorporated herein by reference.
(6)	Filed as part of the Company’s Form 10K for the fiscal year ended December 31,2003 and incorporated herein by reference.
(7)	Filed as part of the Company’s Form 10Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

of BGF Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) on page 26 present fairly, in all material respects, the financial position of BGF Industries, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) on page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management, our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

As discussed in Note 17, the Company’s 2003 consolidated financial statements have been restated to properly account for the sale leaseback of its corporate headquarters.

/S/ PRICEWATERHOUSECOOPERS LLP

Greensboro, North Carolina

March 25, 2005

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2004	December 31, 2003
		(as restated)
ASSETS

Current assets:
Cash and cash equivalents	$—	$3,964
Trade accounts receivable, less allowance for returns and doubtful accounts of $366 and $344, respectively	16,833	13,415
Inventories	27,095	22,139
Other current assets	3,165	4,671
Assets held for sale	245	—

Total current assets	47,338	44,189
Net property, plant and equipment	39,081	43,863
Other noncurrent assets, net	3,525	4,453

Total assets	$89,944	$92,505

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Cash overdraft	$512	$—
Accounts payable	5,813	5,244
Accrued liabilities	11,469	14,004
Short-term borrowings	6,500	—
Current portion of long-term debt	1,200	1,200

Total current liabilities	25,494	20,448
Long-term debt, net of discount of $708 and $973, respectively	88,982	98,968
Finance obligation	2,634	2,567
Deferred income taxes	2,359	3,177
Postretirement benefit and pension obligations	5,674	5,287

Total liabilities	125,143	130,447

Commitments and contingencies (Note 15)

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(70,147)	(72,028)
Accumulated other comprehensive loss	(52)	(570)
Loan to parent	—	(344)

Total stockholder’s deficit	(35,199)	(37,942)

Total liabilities and stockholder’s deficit	$89,944	$92,505

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Year Ended December 31,
	2004	2003	2002
	(as restated)
Net sales	$155,842	$125,097	$130,862
Cost of goods sold	130,197	107,459	128,418

Gross profit	25,645	17,638	2,444
Selling, general and administrative expenses	10,743	8,469	13,765
Restructuring charge	—	—	250
Asset impairment charge	712	—	5,816

Operating income (loss)	14,190	9,169	(17,387)
Interest expense	12,025	13,812	13,926
Other (income) loss, net	268	(1,207)	97,699

Income (loss) before income taxes and cumulative effect of change in accounting principle	1,897	(3,436)	(129,012)

Income tax expense (benefit)	16	—	6,835

Income (loss) before cumulative effect of change in accounting principle	1,881	(3,436)	(135,847)
Cumulative effect of change in accounting principle	—	—	(4,726)

Net income (loss)	$1,881	$(3,436)	$(140,573)
Other comprehensive loss net of tax:
Minimum pension liability adjustment	518	907	(1,476)
Change in fair value of cash flow hedge	—	—	106
Reclassification to earnings	—	78	157

Total comprehensive income (loss)	$2,399	$(2,451)	$(141,786)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2004	2003	2002
	(as restated)
Cash flows from operating activities:
Net income (loss)	$1,881	$(3,436)	$(140,573)

Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,494	6,039	8,240
Amortization of noncurrent assets	852	1,204	1,458
Amortization of discount on notes	186	197	200
Write-off of debt issuance costs	143	1,152	—
Goodwill impairment	—	—	4,726
Restructuring charge	—	—	368
Asset impairment charge	712	—	5,816
Reserve on loan to parent	—	—	97,711
(Gain) Loss on disposal of equipment	91	(19)	49
( Gain) Loss on debt cancellation	224	(1,178)	—
Noncash interest on finance obligation	67	75	—
Deferred income taxes	—	—	12,010
Postretirement benefit and pension obligations	911	1,640	973
Change in current assets and liabilities:
Trade accounts receivable, net	(3,418)	(3,218)	2,130
Other current assets	696	133	(823)
Inventories	(4,956)	496	16,402
Current income tax refundable	428	5,991	(5,578)
Other assets	(73)	(46)	(226)
Accounts payable	768	872	1,802
Accrued liabilities	(2,874)	(1,546)	4,934

Net cash provided by operating activities	1,132	8,356	9,619

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,442)	(1,985)	(1,681)
Proceeds from sale of equipment	47	29	587

Net cash used in investing activities	(2,395)	(1,956)	(1,094)

Cash flows from financing activities:
Book overdraft	512	—	(2,528)
Payments on term loan	(1,251)	(609)	—
Proceeds from revolving credit facility	21,700	10,000	38,700
Payments on revolving credit facility	(15,200)	(17,573)	(58,127)
Proceeds from term loan	—	6,000	—
Payment received on loan to parent	344	10,624	7,700
Proceeds from finance obligation	—	—	2,550
Purchases of Senior Subordinated Notes	(8,806)	(3,025)	—
Payment of forbearance exit fee	—	—	(250)
Proceeds from loan from parent	—	—	5,000
Payments on loan to parent	—	(5,000)	—
Payment to terminate interest rate swap	—	—	(421)
Debt issuance costs	—	(4,024)	—

Net cash used in financing activities	(2,701)	(3,607)	(7,376)

Net (decrease) increase in cash and cash equivalents	(3,964)	2,793	1,149
Cash and cash equivalents at beginning of period	3,964	1,171	22

Cash and cash equivalent at end of period	$—	$3,964	$1,171

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$11,198	$11,321	$12,297

Cash received for income taxes	$388	$5,990	$691

Supplemental disclosure of non-cash investing and financing activities
Property and equipment financed in accounts payable	$—	$199	$216

Decrease in fair market value of interest rate swap	$—	$—	$106

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

(dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Loan to Parent	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficit
Balance, December 31, 2001	$1	$34,999	$71,981	$(116,379)	$(342)	$(9,740)
Net income (loss)	—	—	(140,573)	—	—	(140,573)
Payment received on loan to parent	—	—	—	7,700	—	7,700
Reserve on loan to parent	—	—	—	97,711	—	97,711
Change in other comprehensive loss	—	—	—	—	(1,213)	(1,213)

Balance, December 31, 2002	1	34,999	(68,592)	(10,968)	(1,555)	(46,115)
Net income (loss) (as restated)	—	—	(3,436)	—	—	(3,436)
Payment received on loan to parent	—	—	—	10,624	—	10,624
Change in other comprehensive loss	—	—	—	—	985	985

Balance December 31, 2003 (as restated)	1	34,999	(72,028)	(344)	(570)	(37,942)
Net income (loss)	—	—	1,881	—	—	1,881
Payment received on loan to parent	—	—	—	344	—	344
Change in other comprehensive loss	—	—	—	—	518	518

Balance December 31, 2004	$1	$34,999	$(70,147)	$—	$(52)	$(37,942)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Summary of Significant Accounting Policies

Principles of Consolidation. BGF Industries, Inc. is a wholly owned subsidiary of NVH, Inc. In July 2004, the Company’s previous parent, Glass Holdings Corp., converted to a limited liability company, Glass Holdings LLC, and subsequently distributed its stock in BGF to NVH Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a wholly owned subsidiary of Porcher Industries, S.A. These consolidated financial statements include the accounts of BGF Industries, Inc. and its wholly owned subsidiary, BGF Overseas, Inc. (collectively “BGF” or “the Company”). All inter-company transactions and balances are eliminated in consolidation. BGF manufactures high-quality glass, aramid and carbon fiber fabrics for use in a variety of electronic, composite, insulation, construction, filtration, and commercial applications. The principal market is the United States.

Cash and Cash Equivalents. For purposes of the statements of cash flows, BGF considers cash on hand, cash deposited in financial institutions and money market accounts with maturities of less than ninety days at date of purchase to be cash equivalents. These are stated at cost, which approximates market value. The book overdrafts in bank accounts consist of outstanding checks, which have not been presented to a bank for payment.

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

The estimated useful lives of the assets are as follows:

Buildings and improvements	15-40 years
Machinery and equipment	3-10 years

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

Intangible Asset. The Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company completed its transitional goodwill impairment test in the second quarter of 2002. In performing this test, the Company estimated the fair value of its business on a discounted cash flow basis. Based on this analysis, the Company determined that recorded goodwill exceeded its implied fair value and an impairment charge was recorded. Accordingly, the Company

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Summary of Significant Accounting Policies– (Continued)

recorded a non-cash charge of $4,726, which is recognized as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations in 2002. There was no income tax benefit recognized for this charge.

Other Noncurrent Assets. Debt issuance costs are amortized over the terms of the respective debt agreements using the interest method. BGF evaluates intangible assets for impairment annually (and in interim periods if certain events occur indicating that the carrying value is impaired) through a comparison of fair value to carrying value.

Revenue Recognition. Revenue from product sales and the related cost of goods sold are recognized at the time both risk of loss and legal title transfer to the customer, which is typically at delivery in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Additionally, revenue is recognized only when the price is readily fixed or determinable and collectibility is reasonably assured.

Financial Instruments. BGF may selectively enter into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. None of these agreements may be used for speculative or trading purposes. The fair value of BGF’s interest rate swap agreements, if any, are the estimated amount BGF would have to pay or receive to terminate the swap agreement as of the reporting date, taking into account current interest rates. The interest rate swaps are accounted for as hedges on the basis that such derivatives reduce the risk of changes in interest rates on BGF’s variable rate debt. The interest differentials from these swaps are recorded in interest expense. There are no interest rate swaps as of December 31, 2004 and 2003.

BGF may enter into foreign currency exchange contracts to manage exposures related to specific foreign currency transactions or anticipated cash flows. There are no foreign currency exchange contracts as of December 31, 2004 and 2003.

Rates currently available to BGF for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value of BGF’s long-term debt is further discussed in Note 9.

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

Research and Development. BGF expenses research and development costs as incurred. These costs were approximately $731, $627, and $673 for the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising and Promotion. BGF expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Such amounts were not material for 2004, 2003, and 2002.

Foreign Currency Transactions. Gains (losses) resulting from foreign currency transactions are included in other income or other expenses, and amounted to $(60), $6 and $3 in 2004, 2003, and 2002, respectively.

Other Comprehensive Income (Loss). BGF records certain items in other comprehensive income in accordance with FAS 130 “Reporting Comprehensive Income”. Due to the Company’s current tax position, the tax affect of these items in other comprehensive income is minimal.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Summary of Significant Accounting Policies– (Continued)

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

At December 31, 2004, the Company has recorded provisions for slow-moving and obsolete inventories and for lower of cost or market issues associated with its inventories. The adequacy of this estimate is dependent on a number of future factors, including but not limited to the state of the economy and the level of customer demand. These factors could cause the inventory reserve to change by a material amount in the near term.

Reclassifications. Certain amounts from the prior consolidated financial statements have been reclassified to conform to the current presentation.

2. Liquidity and Financial Condition

During the year ended December 31, 2004, the Company continued to operate under its restructured business plan which was implemented during 2002 as a result of industry and economic conditions that had an adverse effect on the Company beginning in 2001. The Company’s South Hill heavyweight fabrics facility has remained closed and during 2004 the decision was made to market the facility for sale. The Company has continued its efforts to maintain a level of inventory that is consistent with its level of sales and maximize its asset utilization. The Company had net income of $1,881 for the year ended December 31, 2004 and had a $35,199 stockholder’s deficit as of December 31, 2004. In the year ended December 31, 2003, the Company incurred net losses of approximately $3,436 and had a $37,942 stockholder’s deficit as of December 31, 2003.

On June 6, 2003, the Company entered into a five year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”). This arrangement (the “WFF Loan”) provides for a maximum revolver credit line of $40,000 with a letter of credit (“L/C”) sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line of $6,000 of which the principal is amortized over 60 months. (See Note 9). Availability under the revolver credit line totaled $6,907 as of December 31, 2004.

The Company’s continued existence is dependent upon several factors including its ability to continue to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue to meet its financial covenants and make required payments under the WFF loan. (See Note 9). While the Company’s performance in 2004 and 2003 has been consistent with its restructured business plan, there can be no assurance that the Company will be able to sustain its current level of operations. The Company continues to evaluate its current business plan in light of the current market conditions.

3. Inventories

Inventories consist of the following:

	December 31, 2004	December 31, 2003
Supplies	$1,532	$1,502
Raw materials	2,657	1,546
Stock-in-process	4,233	3,561
Finished goods	18,673	15,530

Total inventories	$27,095	$22,139

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

4. Other Current Assets

Other current assets consist of the following:

	December 31, 2004	December 31, 2003
Deferred income taxes	$2,359	$3,177
Income tax refundable	—	428
Security deposits	555	764
Other	251	302

Total other current assets	$3,165	$4,671

5. Assets Held for Sale

In September 2004, the Company’s board made the decision to hold the land and building of the South Hill heavyweight fabrics facility for sale. These assets have a net book value as of December 31, 2004 of $245 and have been classified as a current asset on the December 31, 2004 balance sheet.

6. Net Property Plant and Equipment

Net property, plant and equipment consist of the following:

	December 31, 2004	December 31, 2003
Land	$2,873	$3,155
Buildings	37,576	42,239
Machinery and equipment	80,830	82,314

Gross property, plant and equipment	121,279	127,708
Less: accumulated depreciation	(82,198)	(83,845)

Net property, plant and equipment	$39,081	$43,863

During 2002, the Company determined that an impairment of machinery and equipment used in its South Hill heavyweight fabrics manufacturing facility had occurred and recorded a $4,802 write-down to reduce the carrying value of machinery and equipment to its estimated fair value based on prices for similar assets. This charge is recorded as an asset impairment charge on the accompanying 2002 consolidated statement of operations. In 2002, the Company closed its South Hill heavyweight fabrics facility as part of its restructuring plan. The net book value of the machinery and equipment at this facility was $2,459 as of December 31, 2003.

During the third quarter of 2004, the Company entered into an agreement to sell certain equipment at the South Hill heavyweight fabrics facility to an affiliate for $600. The loss on the sale was estimated at $250 and recorded in the third quarter. The sale was completed in the fourth quarter and based on actual selling costs incurred, the final loss on the sale was $180. As a result of this sale and the Company’s decision in the fourth quarter to sell the South Hill heavyweight fabrics facility, the Company undertook an analysis of the remaining long-lived assets held at the facility and compared the net book value of those assets to the estimated fair market value. As a result, the Company recorded a $532 write-down to reduce the carrying value of the remaining machinery and equipment to its estimated fair value less cost to sell. These charges are recorded as an asset impairment charge in the accompanying 2004 consolidated statement of operations. The remaining carrying value of the machinery and equipment at the Company’s South Hill heavyweights fabrics facility is $753 as of December 31, 2004.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

6. Net Property Plant and Equipment – (Continued)

During the second quarter of 2002, the Company committed to sell certain manufacturing equipment to an affiliate. The Company recorded a $1,014 write-down in the second quarter of 2002 to reduce the carrying value of these assets to their fair value of $551 as determined by a third party appraisal. The sale was finalized in August 2002. The charge of $1,014 associated with this write-down is included in asset impairment charges in the accompanying 2002 consolidated statement of operations. The $1,014 charge associated with the sale of this equipment is based upon the difference between the net book value of the equipment of $1,565 and the selling price of $551.

In November 2002, the Company entered into a financing agreement for its corporate headquarters facility. Included in net property plant and equipment is land and building with a net book value of $2,370 and $2,464 as of December 31, 2004 and 2003, respectively, related to this facility. See Note 10.

7. Other Noncurrent Assets, Net

Other noncurrent assets consist of the following:

	December 31, 2004	December 31, 2003
Debt issuance costs	$5,689	$6,014
Accumulated amortization	(2,646)	(1,987)

	3,043	4,027
Unrecognized pension prior service cost	12	19
Other noncurrent assets	470	407

Total other noncurrent assets, net	$3,525	$4,453

Debt issuance costs are amortized over the useful lives of the respective debt instruments.

Amortization of deferred financing charges of $852, $1,204 and $1,458 for the years ended December 31, 2004 2003, and 2002, respectively, has been included in interest expense.

In 2002, BGF wrote off $314 of net debt issuance costs related to the senior credit facility due to the Company’s reduction in borrowing base under a forbearance agreement, dated August 13, 2002. These costs have been classified as interest expense in the accompanying 2002 financial statements.

In connection with the forbearance agreement entered into in 2002, the Company incurred $313 of deferred financing fees. These fees were written off to interest expense in 2003 after the forbearance agreement was terminated.

In connection with obtaining new financing in 2003, the Company incurred $1,215 of debt issuance costs related to a short term financing arrangement with CIT Business Credit (“CIT”). These costs were written off to interest expense in the second quarter 2003 due to the termination of the CIT Facility, as discussed in Note 8. In connection with efforts to pursue long-term financing, the Company incurred $2,809 of debt issuance costs during 2003. $2,565 of these costs relate to the long-term financing obtained from WFF and are amortized over the life of the five year WFF Loan. $244 of these costs related to long term financing that was not obtained and were written off to interest expense in 2003.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

7. Other Noncurrent Assets, Net – (Continued)

In 2003, the Company purchased $4,250 (face amount) of Senior Subordinated Notes (see Note 9). As a result of this transaction, debt issuance costs related to the original issuance of these notes of $84 were written off to interest expense.

In 2004, The Company purchased $9,000 (face amount) of Senior Subordinated Notes. (See Note 9). As a result of this transaction, debt issuance costs related to the original issuance of these notes of $150 were written off to interest expense.

8. Accrued Liabilities

	December 31, 2004	December 31, 2003
Accrued liabilities consist of the following:
Interest	$4,153	$4,497
Current contribution to retirement plan	—	3,304
Environmental	2,696	2,736
Profit sharing	876	—
Payroll	239	275
Other employee benefits	1,237	971
Restructuring	—	16
Medical benefits	727	667
Other	1,541	1,538

Total accrued liabilities	$11,469	$14,004

Current contribution to retirement plan. Minimum required employer contributions to the retirement plan are $0 for 2004 and $3,304 for 2003, which was paid in 2004. See Note 12.

Profit Sharing. The Company declared a profit sharing contribution in the amount of $876 for 2004, which was paid in the first quarter of 2005.

Environmental. The Company is engaged in an Environmental Protection Agency (“EPA”)-supervised Voluntary Remediation Program at its Altavista facility, to address reportable quantities of polychlorinated biphenyls (“PCBs”) discovered during a 1998 environmental site assessment at the former site of a heat transfer oil tank that the previous owner of the facility had removed before BGF’s 1988 acquisition. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the City of Altavista’s water treatment plant.

In 2003, the Company submitted to the EPA a final Site Characterization Report (“SCR”) documenting the assessment of the BGF property and the creek that drains from the property. In May 2004, the EPA approved the SCR and described acceptable steps for a multi-phased clean-up of the site. The Company is in the process of drafting a two-phase clean-up plan, consistent with the EPA’s directions. In 2004, the Company submitted to the EPA a draft plan for Phase I, addressing cleanup around the site. The Company currently is developing revisions to the Phase I plan and expects to submit an updated plan to the EPA in mid-2005. The Company will submit a plan for Phase II, addressing the creek areas, after receiving EPA approval for the Phase I cleanup plan. At this time, the Company is unable to determine if there will be a financial effect different from the already established reserves.

A 1998 Phase Two Environmental Site Assessment at the Company’s Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8. Accrued Liabilities – (Continued)

Department of Health and Environmental Control (“DHEC”), which notified the Company that the chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Recent tests show reduced levels of solvent concentrations.

As of December 31, 2004 and December 31, 2003, the Company had reserves of $2,696 and $2,736, respectively, for environmental exposure. The reserves reflect the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that conducted the site assessment and submitted the SCR to the

EPA. Remediation costs are estimates, subject to the EPA’s approval of a remediation plan and to other factors that may arise in the remediation process. Estimated remediation costs at the Cheraw facility are $400, which also is reflected in the reserve.

As the cleanup progresses, the Company may need to revise these reserves, but the Company is unable to derive a more precise estimate at this time, as actual costs remain uncertain. The Company does not anticipate significant cash outflows associated with this liability in the next twelve months, as it must await the EPA’s approval of the final remediation plan. However, there can be no assurance that the Company will not be required to respond to its environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on the Company’s financial condition.

Other employee benefits. In 2004, the Company approved a management bonus of $1,215, which was paid in the first quarter of 2005. In 2003, the Company approved a management bonus of $920 which was paid in the first quarter of 2004.

Restructuring. In August 2002, the Company announced the closure of its South Hill heavyweight fabrics facility, which became effective on October 1, 2002. Charges of $327 related to severance payments to these employees were accrued during 2002. Cash payments applied against the restructuring reserve in 2004, 2003 and 2002 were approximately $16, $83 and $228, respectively.

9. Debt

Debt consists of the following:

	December 31, 2004	December 31, 2003
Term loan	$4,140	$5,391
Senior Credit Facility:
Revolving Credit Facility	6,500	—
Senior Subordinated Notes, net of unamortized discount of $708 and $973, respectively	86,042	94,777

Total debt	96,682	100,168
Current Maturities	7,700	1,200

Long-term debt	$88,982	$98,968

On June 6, 2003, the Company obtained a five-year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”), formerly Foothill Capital Corporation. The loan with WFF (“WFF Loan”) is for a maximum revolver credit line of $40,000 with a letter of credit (“L/C”) sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

9. Debt – (Continued)

of $6,000 of which the principal is amortized over 60 months. WFF has a first priority, perfected security interest in the Company’s assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 45% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $15,000 or 80% of the net orderly liquidation value; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7,000 and of LIBOR + 3.5% or the Wells Fargo Prime Rate + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum EBITDA level in 2003 building to a trailing 12 month calculation in 2004 and (iii) a cap on yearly capital expenditures of $2,000 and; (4) an early termination fee of 5% in year one decreasing by 1% each year thereafter. The WFF loan was amended effective July 2004, amending the cap on yearly capital expenditures to be set at the lesser of (a) $5,000 or (b) the last twelve months cumulative EBITDA less $16,000 times 50% plus $2,000.

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. As of December 31, 2004, amounts outstanding under the WFF Loan totaled $10,640 and consisted of $4,140 under the term loan and $6,500 under the revolver. As of December 31, 2003, amounts outstanding under the WFF Loan totaled $5,391 and consisted only of the term loan. The interest rate on amounts outstanding under both the term loan and revolver portion of the WFF Loan at December 31, 2004 and December 31, 2003 was 6.25% and 5.0%, respectively.

Availability under the revolver at December 31, 2004 and December 31, 2003 was $6,907 and $9,837, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $550 for potential environmental liabilities. The reserve for interest payments is increased by $200 a week in 2003 and $189 a week in 2004, and is reset to $0 when such payment is made. As of December 31, 2004 and December 31, 2003, the total outstanding reserves amounted to $5,270 and $5,350, respectively.

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The original amount of the Senior Subordinated Notes issued was $100,000, of which $86,750 in face amount remains outstanding as of December 31, 2004 as a result of purchases made by the Company in 2004 and 2003. In 2004, the Company purchased $9,000 (face value) of Senior Subordinated Notes for $8,740 plus accrued interest of $264. In 2004, BGF entered into a consulting agreement with a financial advisor to assist in redeeming its Senior Subordinated Notes. The fees to the financial advisor associated with these purchases in 2004 amount to $404. The purchase transactions resulted in a net loss on extinguishment of debt of $224, which is included as other income on the Consolidated Statement of Operations. In 2003, the Company purchased $4,250 (face amount) of Senior Subordinated Notes for $2,987 plus accrued interest of $89. This transaction resulted in a gain on extinguishment of $422, which is included as other income on the Consolidated Statements of Operations. The Senior Subordinated Note purchases were funded by a combination of cash and borrowings under the WFF revolver.

The fair value of the Senior Subordinated Notes as of December 31, 2004 and December 31, 2003 was approximately $86,750 and $71,812, respectively.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

10. Finance Obligation

In November 2002, the Company entered into a financing agreement for its corporate headquarters facility located in Greensboro, North Carolina whereby the Company sold the facility to a third party and entered into a leasing arrangement for the use of this facility. The cash proceeds received from the transaction were $2,550. The initial term of the lease arrangement is seven years with three five-year renewals. The agreement provides that the Company may repurchase the building for $3.4 million in the second year of the arrangement and continuing through year five, with repurchase options in years 7, 12, 17 and 22 of the agreement. As a result of the repurchase options, the transaction was accounted for as a financing in accordance with SFAS 98 “Accounting for Leases”. Accordingly, the Company continues to carry the property on its balance sheet and records depreciation on the property. The proceeds received on the sale were recorded as a financing obligation on the balance sheet with payments made to the lessor recorded to interest expense and the finance obligation based on the amortization of the obligation. The balance of the finance obligation as of December 31, 2004 and 2003 was $2,634 and $2,567, respectively, which includes accrued interest. Under the terms of the lease arrangement, BGF is committed to the following minimum payments through the initial seven- year term of the agreement at December 31, 2004:

2005	$412
2006	412
2007	412
2008	412
2009 and thereafter	465

The payments due under the agreement reset to fair market rental rates upon BGF’s execution of each five-year renewal term.

11. Income Taxes

Income tax expense (benefit) consists of the following:

	2004
	Current	Deferred	Total
Federal	$0	$0	$0
State	16	0	16

	$16	$0	$16

	2003
	Current	Deferred	Total
Federal	$0	$0	$0
State	0	0	0

	$0	$0	$0

	2002
	Current	Deferred	Total
Federal	$(4,566)	$10,725	$6,159
State	(397)	1,073	676

	$(4,963)	$11,798	$6,835

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

11. Income Taxes – (Continued)

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes is as follows:

	2004	2003	2002
Federal statutory tax rate	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5%	5.9%	3.4%
Valuation allowance	(40.1)%	(39.7)%	(42.2)%
Goodwill impairment charge	—	—	(1.2)%
Other	3.4%	(1.3)%	(0.3)%

	0.8%	0.0%	(5.3)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2004	2003
Deferred tax assets:
Loan to parent	$0	$53,377
Inventories	708	1,020
Accrued liabilities	1,366	1,177
Accounts receivable	297	253
Tax credits	1,186	1,263
Retirement	2,185	3,461
Net operating loss carry forward	2,675	3,118

	8,417	63,669
Valuation allowance	(4,767)	(59,163)

	3,650	4,506

Deferred tax liabilities:
Depreciation	(3,650)	(4,506)
Other	—	—

Total gross deferred tax liabilities	(3,650)	(4,506)

Net deferred tax asset	$—	$—

The Company is included in the consolidated federal tax return of Nouveau Verre Holdings, Inc. Pursuant to a tax sharing agreement, BGF is required to make tax sharing payments to Nouveau Verre Holdings, Inc. with respect to BGF’s pro rata share of consolidated federal income tax liabilities which does not differ significantly from that which would be determined on a stand alone basis.

During 2002, BGF recorded interest income earned under the terms of the loan agreement with Glass Holdings for tax purposes. BGF did not record this income for financial reporting purposes, which results in a deferred tax asset. BGF recorded a full valuation allowance against this and other deferred tax assets of approximately $56,477 in the second quarter of 2002 as it is more likely than not that their benefits will not be realized in the future. Additionally, no deferred tax assets were recognized in 2003. During 2004, the intercompany loan was distributed to Glass Holdings as a dividend. Thereupon, the related deferred tax assets for the intercompany loan and the related interest income were reversed. Since a full valuation allowance was established for the intercompany loan and the related interest income, the reversal of the associated tax assets had no tax impact.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits

Defined Contribution Plan. BGF has a 401(k) savings plan for all employees. Company contributions, if any, are made at the discretion of BGF’s Board of Directors. BGF allows participants an election of receiving their profit sharing, when applicable, in cash or as an employer contribution to the 401(k) plan. The Company declared a $876 contribution for 2004 that was paid in the first quarter of 2005. There were no Company contributions for 2003 and 2002.

Defined Benefit Pension Plan and Postretirement Benefits. BGF has a defined benefit pension plan covering substantially all of its employees. Participating employees are required to contribute to the pension plan. In order to continue to provide all distribution options allowed by the defined benefit plan, the Company accelerated its 2003 contributions and paid $3,284 into the plan on July 14, 2004. On April 15, 2004, the Company paid $399 into the plan, attributable to the 2004 plan year. Based on the current pension funding requirements for the year ended December 31, 2004, there are no additional expected contributions to the 2004 plan year. Contributions to the defined benefit pension plan in 2003 amounted to $846.

The Company also has a postretirement benefit plan that covers substantially all of its employees. Upon the completion of the attainment of age fifty-five and ten years of continuous service, an employee may elect to retire. Employees eligible to retire may choose to purchase postretirement health benefits, including medical and dental coverage.

The Company uses a December 31 measurement date for its plans.

Net periodic costs for pension benefits and other postretirement benefits for the year ended December 31 were comprised of:

	Pension Benefits		Post-Retirement Benefits
	12/31/04	12/31/03	12/31/04	12/31/03
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$18,922	$16,030	$2,255	$2,269
Service cost	958	811	81	72
Interest cost	1,173	1,060	106	121
Actuarial (gain) loss	807	1,064	(499)	(200)
(Benefits paid)	(764)	(757)	(311)	(171)

Plan Participant Contributions	796	714	154	164

Projected benefit obligation at end of year	$21,892	$18,922	$1,786	2,255
Accrued benefit obligation at end of year	$18,463	$16,012

Change in plan assets
Fair value of plan assets at beginning of year	$10,883	$8,308	$—	$—
Actual return on plan assets	1,620	1,771	$—	—
(Benefits paid)	(764)	(757)	(311)	(171)
Employer contributions	3,683	846	156	7
Plan participant contributions	796	714	154	164

Fair value of plan assets at end of year	$16,218	$10,882	$—	$—

Net amount recognized
Funded status	$(5,674)	$(8,039)	$(1,786)	$(2,255)
Unrecognized prior service cost	12	19	—	—

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits – (Continued)

	Pension Benefits		Post-Retirement Benefits
	12/31/04	12/31/03	12/31/04		12/31/03
Unrecognized net (gain) or loss	3,480	3,479	(46)		453

Net amount recognized	$(2,182)	$(4,541)	$(1,832)		$(1,802)

Amount recognized in the statement of financial position consists of:
Accrued benefit cost	$(2,246)	$(5,129)	$(1,832)		$(1,802)
Intangible asset	12	19	N/A		N/A
Accumulated other comprehensive income	52	569	N/A		N/A

Net amount recognized	$(2,182)	$(4,541)	$(1,832)		$(1,802)

Additional liability and accumulated other comprehensive income for pension benefits:
Minimum liability:
Fair value of assets at measurement date	$16,218	$10,882
Accumulated benefit obligation at measurement date	18,463	16,012

Required minimum liability	2,246	5,129
Prepaid (accrued) at fiscal year end	(2,182)	(4,541)

Additional liability at fiscal year end	64	588

Intangible asset:
Unrecognized prior service cost	$12	$19
Maximum intangible asset, but not less than 0	12	19
Actual intangible asset	12	19

Accumulated other comprehensive income	$52	$569

Weighted average assumptions:
Assumptions used to determine benefit obligations at end of fiscal year
Discount rate	6.00%	6.25%	6.00%		6.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	N/A		N/A
Rate of annual compensation increases	2.50%	4.00%	N/A		N/A
Health care cost trend on covered charges	N/A	N/A	10.0 grading to 5.0	% %	11.0 grading to 5.0	% %

Assumptions used to determine net periodic pension cost for fiscal year:
Discount rate	6.25%	6.75%	6.25%		6.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	N/A		N/A
Rate of annual compensation increases	2.50%	4.00%	N/A		N/A
Health care cost trend on covered charges	N/A	N/A	11.0 grading to 5.0	% %	9.0 grading to 5.25	% %

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits – (Continued)

	Pension Benefits		Post-Retirement Benefits
	12/31/04	12/31/03	12/31/04	12/31/03
Net periodic pension cost:
Service cost	$958	$811	$81	$72
Interest cost	1,173	1,060	106	120
(Expected return on plan assets)	(935)	(645)	—	—
Amortization of prior service cost	7	7	—	—
Recognized net actuarial (gain) or loss	121	136	—	3
FAS 88 Charges / (Credits)
Settlement	—	—	N/A	N/A
Curtailment	—	—	N/A	N/A
Total	—	—	N/A	N/A

Total net periodic pension cost	$1,324	$1,369	$187	$195
Increase (decrease) in minimum liability included in other comprehensive income	$(517)	$(907)	N/A	N/A
Accrued pension cost as of end of prior year	$(4,541)	$(4,019)	$(1,802)	$(1,613)
Contributions during the fiscal year	3,684	846	157	7
(Net periodic pension cost for the fiscal year)	(1,324)	(1,368)	(187)	(195)

Accrued pension cost as of fiscal year end	$(2,182)	$(4,541)	$(1,832)	$(1,802)

Effect of one-percentage point increase in health care cost trend on:
Service and interest cost components of FAS 106 cost	N/A	N/A	25	25
Accumulated post-retirement benefit obligation	N/A	N/A	189	186

Effect of one-percentage point decrease in health care cost trend on:
Service and interest cost components of FAS 106 cost	N/A	N/A	(22)	(21)
Accumulated post-retirement benefit obligation	N/A	N/A	(164)	(163)

Plan assets for the defined benefit plan are as follows:

Asset allocation

		Percentage of Plan Assets as of
Asset Category	Target Allocation	12/31/04	12/31/03
Equity securities	65%	66%	66%
Debt securities	35%	34%	34%
Other	0%	0%	0%

Total	100%	100%	100%

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits – (Continued)

Investment policy and strategy:

The policy is to place equal emphasis on the balance of current income needs and the long-term growth of principal. A Balanced Growth investment approach will be used. The Fund may invest in a combination of stocks, bonds, and cash equivalent securities.

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

Cash Flows

Contributions:

Expected net employer contributions for the post-retirement benefit plan for the 2005 fiscal year is $64.

There are no required contributions for the defined benefit plan for the fiscal year ending December 31, 2005, attributable to 2004.

Estimated future benefit payments:

The following benefit payments reflecting expected future service are to be paid as follows:

Fiscal Year(s) Ending	Pension Benefits	Post-retirement Benefits
12/31/05	$819	$64
12/31/06	827	85
12/31/07	969	105
12/31/08	2,235	116
12/31/09	2,427	139
12/31/10 to 12/31/14	12,232	829

Total	$19,509	$1,338

	Pension Benefits		Post-Retirement Benefits
	12/31/04	12/31/03	12/31/04	12/31/03
Other accounting items:

Market-related value of assets	$16,212	$10,882	$—	$—
(i) Prior service cost	Straight Line	Straight Line	N/A	N/A
Employer commitments to make future plan amendments (that serve as the basis of the employer’s accounting for the plan)	None	None	None	None

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits – (Continued)

Deferred Compensation Benefits. BGF has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement or death. The amounts accrued under this arrangement were $1,596 and $1,659 as of December 31, 2004 and 2003, respectively, and are reflected in postretirement benefit and pension obligations. The Company funds a portion of these obligations through life insurance contracts on behalf of the executives participating in these arrangements. Net cash surrender value included in other non-current assets was $411 and $338 at December 31, 2004 and 2003, respectively. Expenses related to these arrangements, including premiums and changes in cash surrender value, were $(61), $162 and $617 for the years ended December 31, 2004, 2003 and 2002, respectively.

13. Concentrations

BGF’s cash and cash equivalents are placed in major domestic and international banks. Deposits in such banks may exceed federally insured limits.

Substantially all of BGF’s raw materials are purchased from four suppliers. In the event these suppliers are unable or unwilling to deliver glass, aramid or carbon yarns, the business, financial condition and results of operations could be materially adversely affected.

Substantially all of BGF’s trade accounts receivable are due from companies in the electronics, composites, insulation, filtration, construction and commercial industries. Management periodically performs credit evaluations of its customers and generally does not require collateral. Credit losses have historically been within management’s expectations.

The following table presents a summary of sales of significant customers as a percentage of BGF’s net sales:

	2004	2003	2002
Customer A	14.4%	17.2%	18.6%

Customer B	5.7%	6.3%	4.8%

14. Segment Information

BGF operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. BGF’s principal market is the United States. The nature of the markets, products, production processes and distribution methods are similar for substantially all of the Company’s products.

Net sales by geographic area are presented below, with sales based on the location of the customer. BGF does not have any long-lived assets outside the United States.

	2004	2003	2002
United States	$145,860	$117,914	$124,708
Foreign	9,982	7,183	6,154

	$155,842	$125,097	$130,862

15. Commitments and Contingencies

As discussed in Note 8, the Company has environmental exposures associated with two of its manufacturing facilities.

From time to time, the Company is involved in various other legal proceedings and environmental matters arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact of the Company’s financial position or results of operations.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

15. Commitments and Contingencies – (Continued)

As permitted by Delaware law, the Company has entered into indemnification agreements pursuant to which the Company indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request, in such capacity. The maximum potential amount of future payments that the Company could be required to make under these agreements is limited. As a result of its insurance coverage, the Company believes that the estimated fair value of the Company’s indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of December 31, 2004 and 2003.

Operating Leases. The Company leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and non-cancelable operating leases. Rent expense amounted to $1,214, $857 and $941 for the years ended December 31, 2004, 2003 an 2002, respectively. Under the terms of non-cancelable operating leases, the Company is committed to the following future minimum lease payments at December 31, 2004:

Fiscal Year
2005	$1,028
2006	817
2007	355
2008	267
Thereafter	—

16. Related Party Transactions

Related party balances at December 31, 2004, 2003, and 2002 and transactions for the years ended December 31 were as follows:

	2004	2003	2002
Trade accounts receivable from Porcher	$144	$46	$10

Trade accounts receivable from other affiliated companies	$607	$6	$4

Receivable for reimbursable expenses from Porcher	$—	$—	$12

Sales to Porcher and affiliates	$349	$514	$484

Fees to a subsidiary of Glass Holdings	$1,367	$580	$964

Fees to an affiliate included in accounts payable	$767	$—	$110

Due from affiliate in other current assets	$3	$3	$34

Purchases from Porcher and affiliated companies, excluding Advanced Glassfiber Yarns	$4,254	$1,841	$889

Affiliated purchases included in accounts payable	$599	$418	$118

Receivable from Glass Holdings, for taxes included in Other current assets	$—	$—	$4,845

Loan receivable from Glass Holdings	$—	$344	$10,968

Payable to Advanced Glassfiber Yarns	$726	$1,015	$757

Receivable from Advanced Glassfiber Yarns	$5	$323	$147

Reimbursable expenses and lease income from Advanced Glassfiber Yarns	$1,227	$1,356	$1,126

Purchases from Advanced Glassfiber Yarns	$17,210	$15,024	$19,119

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Related Party Transactions – (Continued)

	2004	2003	2002
Commissions to Porcher	$70	$61	$59

Note payable to Glass Holdings	$—	$—	$5,000

Interest payable on note to Glass Holdings	$—	$—	$40

Interest expense on note to Glass Holdings	$—	$73	$64

Receivable from sale of manufacturing equipment to an affiliate of Porcher Industries	$600	$—	$551

The fees to a subsidiary of Glass Holdings for 2004 of $1,367 include a one-time management fee of $767.

In July 2004, the Company’s previous parent, Glass Holdings, converted to a limited liability company, Glass Holdings LLC, and subsequently distributed its stock in BGF to NVH Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a 100% owned subsidiary of Porcher Industries, S.A.

In September 2004, the Company entered into an agreement to sell certain equipment at the South Hill heavyweight fabrics facility to an affiliate for $600. The equipment was recorded at $371, which is fair value less estimated selling costs, as of September 30, 2004 and was reclassified as a current asset on the balance sheet. An asset impairment charge of $250 was recognized as of September 30, 2004. The final transaction took place in December 2004 and the asset impairment charge was revised to $180 based on actual selling costs.

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

During the first quarter of 2003, the Company’s parent at that time, Glass Holdings, received a tax refund related to the filing of the 2002 consolidated tax return. In March 2003, $15,619 of this tax refund was remitted to BGF, of which $9,624 was applied to the loan receivable from Glass Holdings. The remaining balance of $5,995 reduced the Company’s income tax receivable. An additional $500 from Glass Holdings was received in January 2003 and another $500 in June 2003. These amounts were applied against the loan receivable. During the second quarter of 2004, Glass Holdings paid an additional $344 to BGF. This amount was also applied against the loan receivable. Subsequent to receipt of this payment, the unpaid principal balance on the loan receivable totaled $97,711. In July 2004, the note receivable was canceled. Because the Company previously fully reserved the unpaid principal balance of the note in 2002, there was no financial statement impact as a result of the cancellation.

The Company is the guarantor of an executive’s deferred compensation agreement with a subsidiary of Glass Holdings.

17. Restatement of Consolidated Financial Statements

The Company has restated its Consolidated Financial Statements as of December 31, 2003 and for the year then ended. The table that follows provides a reconciliation between amounts previously reported and the restated amounts in the Income Statement for the year ended December 31, 2003 and in the Balance Sheet as of December 31, 2003.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

17. Restatement of Consolidated Financial Statements – (Continued)

The restatement corrects the accounting in 2003 for a sale and leaseback of the Company’s corporate headquarters facility that was accounted for as a financing under the provisions of FAS 98 “Accounting for Leases.” (See Note 10.)

The Company previously amortized the financing obligation over the initial 7 year term of the agreement resulting in an effective interest rate of approximately 4%. The Company has now determined that the amortization of the financing obligation should be over the entire 22-year term of the agreement, which includes the renewal option periods, resulting in an effective interest rate of 18%. The effect of the restatement was to record additional interest expense of approximately $400 for the year ended December 31, 2003. The following table reconciles previously reported and restated financial information:

	2003 As Previously Reported	2003 As Restated
Interest expense on finance obligation	$74	$474
Net loss	(3,036)	(3,436)
Finance obligation	2,167	2,567
Total liabilities	130,047	130,447
Stockholder’s deficit	(37,542)	(37,942)

18. Quarterly Financial Information (unaudited)

The Company has set forth selected quarterly financial data for the years ended December 31, 2004 and 2003. The Company has restated results for the quarters in the years ended December 31, 2004 and 2003 for the sales leaseback adjustment discussed in Note 17. Because certain of the data set forth in the following tables varies from amounts previously reported on the Form 10-Q for the applicable period, the following tables reconcile the quarterly amounts given with those previously reported:

2004 By Quarter	First As Previously Reported	First As Restated	Second As Previously Reported	Second As Restated	Third As Previously Reported	Third As Restated	Fourth
Net sales	$38,844	$38,844	$39,928	$39,928	$38,971	$38,971	$38,099
Gross profit	6,625	6,625	6,377	6,377	7,218	7,218	5,425
Operating income	3,563	3,563	3,953	3,953	4,478	4,478	2,196
Interest expense	2,880	2,980	2,876	2,976	2,952	3,052	3,017
Net income (loss)	854	554	1,079	979	1,535	1,435	(1,087)
Finance obligation	2,085	2,585	2,003	2,603	1,920	2,620	2,634

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

18. Quarterly Financial Information (unaudited) – (Continued)

2003 by Quarter	First As Previously Reported	First As Restated	Second As Previously Reported	Second As Restated	Third As Previously Reported	Third As Restated	Fourth As Previously Reported	Fourth As Restated
Net sales	$33,636	$33,636	$31,415	$31,415	$28,145	$28,145	$31,901	$31,901
Gross profit	4,576	4,576	4,541	4,541	3,984	3,984	4,537	4,537
Operating income	2,474	2,474	2,378	2,378	1,913	1,913	2,404	2,404
Interest expense	3,654	3,754	3,930	4,030	2,983	3,083	2,845	2,945
Net income (loss)	(1,178)	(1,278)	(1,124)	(1,224)	(300)	(400)	(434)	(534)
Finance obligation	2,411	2,511	2,329	2,529	2,246	2,546	2,167	2,567

19. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs: an Amendment to ARB No. 43” (“SFAS 151”). This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. Consequently, the Company will adopt the standard in 2006. The Company has not completed its assessment of the impact, if any, that this statement will have on its financial position or results of operations.

20. Subsequent Events

During the first quarter of 2005, the Company eliminated nine salary positions at its South Hill lightweight fabrics facility, which will result in the payment of approximately $400 of non-recurring severance costs in the second quarter of 2005.

Schedule II - Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts)	Deductions	Balance at End of Period
Allowance for doubtful accounts, returned goods and discounts deducted from accounts receivable in the balance sheets:
Year ended December 31, 2004	$344	$122	$—	$100	$366
Year ended December 31, 2003	$316	$23	$—	$5	$344
Year ended December 31, 2002	$400	$26	$—	$110	$316

Allowance for obsolete inventory:
Year ended December 31, 2004	$2,363	$2,033	$—	$2,187	$2,209
Year ended December 31, 2003	$4,148	$2,936	$—	$4,721	$2,363
Year ended December 31, 2002	$2,634	$5,624	$—	$4,110	$4,148

Restructuring Reserve:
Year ended December 31, 2004	$16	$—	$—	$16	$—
Year ended December31, 2003	$99	$—	$—	$83	$16
Year ended December31, 2002	$467	$250	$—	$618	$99

Environmental Reserve:
Year ended December 31, 2004	$2,736	$—	$—	$40	$2,696
Year ended December31, 2003	$2,772	$—	$—	$36	$2,736
Year ended December31, 2002	$434	$2,527	$—	$189	$2,772

S-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2005.

BGF INDUSTRIES, INC.

By:	/s/ James R. Henderson
James R. Henderson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2005.

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