Form 10-K/A
period 2004-12-31
BGF INDUSTRIES INC
filed 2005-04-08
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment to BGF Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 is being filed to correct clerical errors contained in the “Products and Markets” section of Part I, Item 1 of the Form 10-K.

Except for the modification of “Products and Markets” in Item 1, this Form 10-K/A does not modify or update other disclosures in the Form 10-K, including the nature and character of those disclosures, to reflect events occurring after the filing date of the Form 10-K. The entirety of Part I, Item 1, as amended, is included in this Form 10-K/A.

PART I

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

Electronics. We produce glass fiber fabrics for multi-layer and rigid printed circuit boards for use in the electronics industry. Sales of glass fabrics to the electronics industry were $33.8 million in 2004 and $31.0 million in 2003. These sales represented 21.7% and 24.8% of our net sales in 2004 and 2003, respectively. The increase in sales of our electronics products reflects an increase in market demand in 2004 from abnormally low demand in 2003.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 8, 2005.

BGF INDUSTRIES, INC.

By:	/s/ Philippe R. Dorier
Philippe R. Dorier
Chief Financial Officer
(Principal Financial and
Accounting Officer)