Form 10-Q
period 2005-03-31
BGF INDUSTRIES INC
filed 2005-05-13
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of May 11, 2005.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

BALANCE SHEETS

(dollars in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for returns and doubtful accounts of $282 and $366, respectively	17,782	16,833
Inventories	29,410	27,095
Other current assets	3,178	3,165
Assets held for sale	245	245

Total current assets	50,615	47,338
Net property, plant and equipment	38,610	39,081
Other noncurrent assets, net	3,332	3,525

Total assets	$92,557	$89,944

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Cash overdraft	$654	$512
Accounts payable	6,886	5,813
Accrued liabilities	8,313	11,469
Short-term borrowings	9,340	6,500
Current portion of long-term debt	1,200	1,200

Total current liabilities	26,393	25,494
Long-term debt, net of discount of $664 and $708, respectively	90,886	88,982
Finance obligation	2,705	2,634
Deferred income taxes	2,359	2,359
Postretirement benefit and pension obligations	6,130	5,674

Total liabilities	128,473	125,143

Commitments and contingencies

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(70,864)	(70,147)
Accumulated other comprehensive loss	(52)	(52)

Total stockholder’s deficit	(35,916)	(35,199)

Total liabilities and stockholder’s deficit	$92,557	$89,944

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Three Months Ended March 31,
	2005	2004 (as restated)
	(unaudited)
Net sales	$37,045	$38,844
Cost of goods sold	32,206	32,219

Gross profit	4,839	6,625
Selling, general and administrative expenses	2,535	2,530

Operating income	2,304	4,095
Interest expense	2,944	2,980
Other (income) expense, net	77	13

Income (loss) before income taxes	(717)	1,102
Income tax expense (benefit)	—	—

Net income (loss) and total comprehensive income (loss)	$(717)	$1,102

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Three Months Ended March 31,
	2005	2004 (as restated)
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(717)	$1,102
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,274	1,365
Amortization	210	215
Amortization of discount on notes	45	48
Gain on disposal of equipment	—	(2)
Noncash interest on finance obligation	70	18
Postretirement benefit and pension obligations	456	937
Change in assets and liabilities:
Trade accounts receivable, net	(1,285)	(3,647)
Inventories	(2,315)	(1,829)
Other current assets	(13)	(7)
Current income tax refundable	—	401
Other assets	(17)	(16)
Accounts payable	886	1,084
Accrued liabilities	(3,156)	(2,908)

Net cash used in operating activities	(4,562)	(3,239)

Cash flows from investing activities:
Purchases of property, plant and equipment	(616)	(576)
Proceeds from sale of equipment	336	2

Net cash used in investing activities	(280)	(574)

Cash flows from financing activities:
Book overdraft	142	151
Proceeds from revolving credit facility	17,800	1,500
Payments on revolving credit facility	(14,960)	(1,500)
Proceeds from term loan	2,760	—
Payments on term loan	(900)	(302)

Net cash (used in) provided by financing activities	4,842	(151)

Net increase (decrease) in cash and cash equivalents	—	(3,964)
Cash and cash equivalents at beginning of period	—	3,964

Cash and cash equivalent at end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,937	$5,120

Cash paid (received) during the period for income taxes	$16	$(401)

Supplemental disclosure of non-cash investing activities:
Property and equipment financed in accounts payable	$187	$39

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited interim financial statements of BGF Industries, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the audited financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2004 on file with the Securities and Exchange Commission in the Company’s 2004 Annual Report on Form 10-K.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in this Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Certain amounts from the prior financial statements have been reclassified to conform to current presentation.

2. Liquidity and Financial Condition

The Company incurred a net loss of $717 for the three months ended March 31, 2005 and had a $35,916 stockholder’s deficit as of March 31, 2005. In the year ended December 31, 2004, the Company had net income of approximately $1,881 and had a $35,199 stockholder’s deficit as of December 31, 2004.

On April 4, 2005, the Company executed an amendment to its five-year financing arrangement with Wells Fargo Foothill, Inc. (the “WFF Loan”) to increase its total borrowing availability by approximately $5,000. The amendment was deemed to be effective as of March 31, 2005. The amendment provided for the following: (1) reduced the maximum facility size to $25,000; (2) reloaded the term loan back to the lesser of $6,000 or 70% of the orderly liquidation value of eligible equipment; (3) increased the advance rate on finished goods inventory from 45% to 55%; (4) reduced the Excess Availability to $1,000 at all times; and (5) released the $550 environmental reserve previously in place. (See Note 8). Availability under the revolver credit line totaled $8,565 as of March 31, 2005.

The Company’s continued existence is dependent upon several factors including its ability to continue to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue to meet its financial covenants and make required payments under the WFF loan. (See Note 8). While the Company’s performance to date in 2005 and for the 2004 year has enabled it to meet its financial obligations, there can be no assurance that the Company will be able to sustain its current level of operations. The Company continues to evaluate its current business plan in light of the current market conditions.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

3. Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
	(unaudited)
Supplies	$1,519	$1,532
Raw materials	2,753	2,657
Stock-in-process	4,086	4,233
Finished goods	21,052	18,673

	$29,410	$27,095

4. Assets Held for Sale

In September 2004, the Company’s board made the decision to hold the land and building of the South Hill heavyweight fabrics facility for sale. These assets have a net book value as of March 31, 2005 and December 31, 2004 of $245 and have been classified as a current asset on the balance sheets.

5. Property, Plant and Equipment, Net

Net property, plant and equipment consists of the following:

	March 31, 2005	December 31, 2004
	(unaudited)
Land	$2,873	$2,873
Buildings	38,000	37,576
Machinery and equipment	81,335	80,830

Gross property, plant and equipment	122,208	121,279
Less: accumulated depreciation	(83,598)	(82,198)

Net property, plant and equipment	$38,610	$39,081

6. Other Noncurrent Assets, net

Other noncurrent assets, net consist of the following:

	March 31, 2005	December 31, 2004
	(unaudited)
Debt issuance costs	$5,689	$5,689
Accumulated amortization	(2,856)	(2,646)

	2,833	3,043
Unrecognized pension prior service cost	12	12
Other noncurrent assets	487	470

Total other noncurrent assets, net	$3,332	$3,525

Debt issuance costs are being amortized over the lives of the respective debt instruments.

Amortization of deferred financing charges of $210 and $215 for the three months ended March 31, 2005 and 2004, respectively, has been included in interest expense.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2005	December 31, 2004
	(unaudited)
Interest	$1,950	$4,153
Environmental	2,679	2,696
Payroll	577	239
Profit sharing	—	876
Other employee benefits	168	1,237
Employee severance	383	—
Medical benefits	737	727
Other	1,819	1,541

Total accrued liabilities	$8,313	$11,469

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

A 1998 Phase Two Environmental Site Assessment at the Company’s Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”), which notified the Company that the chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Recent tests show reduced levels of solvent concentrations.

As of March 31, 2005 and December 31, 2004, the Company had reserves of $2,679 and $2,696, respectively, for environmental exposure. The reserves reflect the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that conducted the site assessment and submitted the SCR to the EPA. Remediation costs are estimates, subject to the EPA’s approval of a remediation plan and to other factors that may arise in the remediation process. Estimated remediation costs at the Cheraw facility are $400, which also is reflected in the reserve.

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

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

7. Accrued Liabilities – (Continued)

Other employee benefits. In 2004, the Company approved a management bonus of $1,215 which was paid in the first quarter of 2005.

Employee severance. During the first quarter of 2005, the Company eliminated nine salary positions at its South Hill lightweight fabrics facility, which will result in the payment of approximately $383 of non-recurring severance costs. These costs will be paid in the second quarter of 2005.

8. Debt

Debt consists of the following:

	March 31, 2005	December 31, 2004
	(unaudited)
Senior Credit Facility:
Term loan	$6,000	$4,140
Revolver	9,340	6,500
Senior Subordinated Notes, net of unamortized discount of $664 and $708, respectively	86,086	86,042

Total debt	101,426	96,682
Current Maturities	10,540	7,700

Long-term debt	$90,886	$88,982

On June 6, 2003, the Company obtained a five-year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”). On April 4, 2005, the Company executed an amendment to its five-year financing arrangement with WFF (the “WFF Loan”) to increase its total borrowing availability by approximately $5,000. The amendment was deemed to be effective as of March 31, 2005. The amendment provided for the following: (1) reduced the maximum facility size to $25,000; (2) reloaded the term loan back to the lesser of $6,000 or 70% of the orderly liquidation value of eligible equipment; (3) increased the advance rate on finished goods inventory from 45% to 55%; (4) reduced the Excess Availability to $1,000 at all times; and (5) released the $550 environmental reserve previously in place.

As a result of the amendment, the WFF Loan now has a maximum revolver credit line of $19,000 with a letter of credit sub-line of $4,000, an inventory sub-line of $10,000 and a term loan of $6,000, of which the principal is fully funded and is being amortized over 60 months. WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10.0 million or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7,000 and of LIBOR + 3.5% or the Wells Fargo Prime Rate + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a cap on yearly capital expenditures; and (iv) an early termination fee. Under the WFF Loan, the yearly capital expenditures is set at the lesser of (a) $5,000 or (b) the last twelve months cumulative EBITDA less $16,000 times 50% plus $2,000.

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. and two of NVH, Inc.’s subsidiaries, Glass Holdings LLC and BGF Services, Inc. As of March 31, 2005, amounts outstanding under the WFF Loan totaled $15,340 and consisted of $6,000 under the term loan and $9,340 under the revolver. As of December 31, 2004, amounts outstanding under the WFF Loan totaled $10,640 and consisted of $4,140 under the term loan and $6,500 under the revolver. As of March 31, 2005, the Company had exercised its LIBOR Rate option on $2,000 of the term loan and $7,000 of the revolver. Interest rates as of March 31, 2005 on the outstanding amounts under the LIBOR options were 6.26% and 6.51% on the term loan and revolver, respectively. Interest rates as of March 31, 2005 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 6.75% and 7.25%, respectively. Interest rates on the amounts outstanding under the term loan and revolver as of December 31, 2004 were 6.25%.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

8. Debt – (Continued)

Availability under the revolver at March 31, 2005 and December 31, 2004 was $8,565 and $6,907, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $0 and $550 for March 31, 2005 and December 31, 2004, respectively for potential environmental liabilities. The reserve for interest payments is increased by $189 a week in 2004 and $171 a week in 2005, and is reset to $0 when such payment is made. As of March 31, 2005 and December 31, 2004, the total outstanding reserves amounted to $1,710 and $5,270, respectively.

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The original amount of the Senior Subordinated Notes issued was $100,000, of which $86,750 in face amount remains outstanding, as a result of repurchases made by the Company in 2003 and 2004.

The fair value of the Senior Subordinated Notes as of March 31, 2005 and December 31, 2004 was $86,750.

9. Income Taxes

The effective tax rate for the three months ended March 31, 2005 and March 31, 2004 was 0.0%. The Company incurred no tax provision in these periods due to the fact that the Company has a full valuation allowance recorded against its net deferred tax assets that include net operating loss carry-forwards.

10. Employee Benefits

The Company has a defined benefit pension plan covering substantially all of its employees. Participating employees are required to contribute to the pension plan.

The Company also has a postretirement benefit plan that covers substantially all of its employees. Upon the completion of the attainment of age fifty-five and ten years of continuous service, an employee may elect to retire. Employees eligible to retire may receive postretirement health benefits through age sixty-five, including medical and dental coverage.

Net periodic pension costs for the three months ended March 31, 2005 and March 31, 2004 are as follows:

	Pension Benefits		Post-Retirement Benefits
	For the Three Months Ended (unaudited)		For the Three Months Ended (unaudited)
	2005	2004	2005	2004
Net periodic pension cost:
Service cost	$267	$243	$22	$24
Interest cost	322	295	26	37
(Expected return on plan assets)	(303)	(214)	—	—
Amortization of prior service cost	2	2	—	—
Recognized net actuarial (gain) or loss	21	25	—	4

Total net periodic pension cost	$309	$351	$48	$65

There are no expected employer contributions for the defined benefit plan for the year ended December 31, 2005.

Expected net employee contributions for the postretirement benefit plan for the year ended December 31, 2005 are $145.

11. Segment Information

The Company operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. The Company’s principal market is the United States. The nature of the markets, products, production processes and distribution methods are similar for substantially all of the Company’s products.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

11. Segment Information – (Continued)

Net sales by geographic area are presented below, with sales based on the location of the customer. The Company does not have any long-lived assets outside the United States.

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)
United States	$34,672	$36,653
Foreign	2,313	2,191

	$37,045	$38,844

12. Commitments and Contingencies

As discussed in Note 7, the Company has environmental exposures associated with two of its manufacturing facilities.

From time to time, the Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company’s financial position or results of operations.

As permitted by Delaware law, the Company may indemnify its directors, officers, employees and agents and its former directors, officers, employees and agents and those who serve, at the corporation’s request in such capacities with another enterprise, against expenses (including attorney’s fees), as well as judgments, fines and settlements in nonderivative lawsuits, actually and reasonably incurred in connection with the defense of any action, suit or proceeding in which they or any of them were or are made parties or are threatened to be made parties by reason of their serving or having served in such capacity. Article V of the Company’s bylaws provide, under certain circumstances, for the indemnification of the Company’s present or former directors or officers or persons who, at the request of the Company, are or were serving in a similar capacity for another corporation or entity. These provisions also allow the Board of Directors to purchase and maintain insurance on behalf of BGF Industries, Inc.’s present or former directors, officers or persons who are or were serving at the request of BGF Industries, Inc. as a director or officer of another corporation or entity. No liabilities have been recorded for such purposes as of March 31, 2005.

13. Recent Accounting Pronouncements

There are no new accounting pronouncements that could have an impact on the Company’s financial statements.

14. Related Party Transactions

The Company is a wholly owned subsidiary of Porcher Industries through NVH, Inc., a U.S. holding company. The Company has ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, NVH, Inc. and wholly-owned subsidiaries of NVH, Inc., as well as other affiliates of Porcher Industries.

The Company is the guarantor of an executive’s deferred compensation agreement with a subsidiary of Glass Holdings.

15. Restatement of Financial Statements

The Company has restated its unaudited interim financial statements for the three months ended March 31, 2004. The restatement corrects the accounting in 2003 for a sale and leaseback of the Company’s corporate headquarters facility that was accounted for as a financing under the provisions of FAS 98 “Accounting for Leases.” The Company previously amortized the financing obligation over the initial 7 year term of the agreement resulting in an effective interest rate of approximately 4%. The Company has now determined that the amortization of the financing obligation should be over the entire 22-year term of the agreement, which includes the renewal option periods, resulting in an effective interest rate of 18%. The effect of the restatement was to record additional interest expense of approximately $100 for the three months ended March 31, 2004. The following table reconciles previously reported and restated financial information:

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

15. Restatement of Financial Statements – (Continued)

	Three Months Ended March 31, 2004 As Previously Reported (unaudited)	Three Months Ended March 31, 2004 As Restated (unaudited)
Interest expense on finance obligation	$21	$121
Net income	1,202	1,102
Finance obligation	2,085	2,585
Total liabilities	128,815	129,315
Stockholder’s deficit	(36,340)	(36,840)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward looking statements as a result of certain factors set forth in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption “Disclosure Regarding Forward-Looking Statements.” You are encouraged to read this statement carefully.

You should read the following discussion and analysis in conjunction with the accompanying financial statements and related notes, and with our audited financial statements and related notes as of and for the year ended December 31, 2004 set forth in our 2004 Annual Report on Form 10-K.

We have restated our results for the three months ended March 31, 2004. This restatement is due to an adjustment relating to the accounting in 2003 for a sale and leaseback of our corporate headquarters facility located in Greensboro, North Carolina. The transaction was accounted for as a financing under the provisions of FAS 98 “Accounting for Leases.” In our previously reported financial statements, the amortization of the financing obligation utilized the initial 7 year term of the agreement and an effective interest rate of approximately 4% which was causing the obligation to be amortized faster than the related assets were being depreciated, resulting in a built in loss on the property. We discussed our accounting for the transaction with our independent registered public accounting firm at the time of the transaction. We subsequently determined that the amortization of the financing obligation should be over the entire 22-year term of the agreement, which includes the renewal option periods, at an effective interest rate of 18%. This adjustment resulted in an increase of $0.1 million in interest expense for the three months ended March 31, 2004. We have discussed our revised accounting and the related adjustments with our independent registered public accounting firm. See Note 15 to our financial statements for further discussion of this adjustment.

Overview

Our business focuses on the production of value-added specialty woven fabrics, non-woven fabrics and parts made from glass, carbon, aramid and silica fibers. Our products are a critical component in the production of a variety of electronic, filtration, composite, insulation, protective, construction and commercial products. Our glass fiber fabrics are used by our customers in printed circuit boards, which are integral to virtually all advanced electronic products, including computers and cellular telephones. Our products are also used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, power generation and oil refining. In line with our strategy of continued new product development, we realized 21% of our sales in the first quarter 2005 from products that are new within the last three years.

Overall sales decreased $1.8 million to $37.0 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This decrease in sales is mainly the result of a softening in the electronics market and insourcing by a major composites customer. In addition, our profitability has declined with gross margins decreasing from 17.1% in the three months ended March 31, 2004 to 13.1% in the three months ended March 31, 2005. These factors directly impacted our net income, resulting in a net loss of $0.7 million in the three months ended March 31, 2005 compared to a net profit of $1.1 million in the three months ended March 31, 2004, (as restated).

During the first quarter of 2005, we eliminated nine salary positions at our South Hill multi-layer fabrics facility. This action was taken as a result of the unanticipated and continuing decline in the domestic electronics market, which has delayed the expansion of the multi-layer facility for the foreseeable future. This will result in the payment of approximately $0.4 million of non-recurring severance costs. These costs will be paid in the second quarter of 2005. We anticipate future savings of approximately $0.6 million per year as a result of the elimination of these salary positions.

On April 4, 2005, we executed an amendment to our five-year financing arrangement with Wells Fargo Foothill, Inc. (the “WFF Loan”) to increase our total borrowing availability by approximately $5.0 million. The amendment was deemed to be effective as of March 31, 2005. The amendment provided for the following: (1) reduced the maximum facility size to $25.0 million; (2) reloaded the term loan back to the lesser of $6.0 million or 70% of the orderly liquidation value of eligible equipment; (3) increased the advance rate on finished goods inventory from 45% to 55%; (4) reduced the Excess Availability to $1.0 million at all times; and (5) released the $0.6 million environmental reserve previously in place.

While our performance to date in 2005 and for the year 2004 has enabled us to meet our financial obligations, there can be no assurance that we will be able to continue to generate sufficient operating cash flow to fund our operations and interest payments on our Senior Subordinated Notes or that we will be able to continue to meet the financial covenants and make required loan payments under the WFF loan.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect our more complex judgments and estimates are described in the Annual Report on Form 10-K for the year ended December 31, 2004.

Environmental Issues

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

In 2003, we submitted to the EPA a final Site Characterization Report (“SCR”) documenting the assessment of the BGF property and the creek that drains from the property. In May 2004, the EPA approved the SCR and described acceptable steps for a multi-phased clean-up of the site. We are in the process of drafting a two-phase clean-up plan, consistent with the EPA’s directions. In 2004, we submitted to the EPA a draft plan for Phase I, addressing cleanup around the site. We are currently developing revisions to the Phase I plan and expect to submit an updated plan to the EPA in mid-2005. We will submit a plan for Phase II, addressing the creek areas, after receiving EPA approval for the Phase I cleanup plan. At this time, we are unable to determine if there will be a financial effect on us that is different from our current established reserves.

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

As of March 31, 2005 and December 31, 2004, we had reserves of $2.7 million for environmental exposure. The reserves reflect the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that conducted the site assessment and submitted the SCR to the EPA. Estimated remediation costs at the Cheraw facility are $0.4 million, which also is reflected in the reserve. Remediation costs are estimates, subject to the EPA’s approval of a remediation plan and to other factors that may arise in the remediation process.

As the cleanup progresses, we may need to revise these reserves but we are unable to derive a more precise estimate at this time, as actual costs remain uncertain. We must await the EPA’s approval of the final remediation plan before we can revise these estimates. However, there can be no assurance that we will not be required to respond to our environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on our financial condition.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended March 31,
	2005	2004 (as restated)
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	86.9	82.9

Gross profit	13.1	17.1
Selling, general and administrative expenses	6.9	6.6

Operating income	6.2	10.5
Interest expense	7.9	7.7
Other (income), net	0.2	—

Income before income taxes	(1.9)	2.8
Income tax benefit	—	—

Net income (loss)	(1.9)%	2.8%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (as restated)

Net Sales. Net sales decreased $1.8 million, or 4.6%, to $37.0 million in the three months ended March 31, 2005 from $38.8 million in the three months ended March 31, 2004.

Sales of protective fabrics, which are used in various ballistics applications, increased $0.9 million, or 57.6%, for the three months ended March 31, 2005 as compared to March 31, 2004, due to the development and sale of new products.

Sales of our filtration fabrics used by industrial customers to control emissions into the environment increased $1.4 million, or 21.5%, for the three months ended March 31, 2005 as compared to March 31, 2004. This increase is due to an overall increase in market demand and the innovation of a new product.

Sales of our insulation fabrics, used for high temperature products, decreased $0.3 million, or 7.8%, for the three months ended March 31, 2005 as compared to March 31, 2004, due to our withdrawal from an unprofitable market sector.

Sales of our electronics fabrics used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes decreased $2.1 million, or 22.2%, for the three months ended March 31, 2005 as compared to March 31, 2004, due to an overall decrease in market demand.

Sales of composite fabrics, which are used in various applications including structural aircraft parts and interiors, decreased $1.5 million or 11.6%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, due to insourcing by a major composites customer.

Gross Profit Margins. Gross profit margins decreased to 13.1% in the three months ended March 31, 2005 from 17.1% in the three months ended March 31, 2004, due primarily to a decrease in rental income associated with the co-location facility at the lightweight fabrics facility, lower absorption of fixed costs as a result of less capacity utilization as well as non-recurring severance costs of $0.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained consistent at $2.5 million in the three months ended March 31, 2005 and in the three months ended March 31, 2004.

Operating Income. As a result of the aforementioned factors, operating income decreased $1.8 million to $2.3 million, or 6.2% of net sales, in the three months ended March 31, 2005, from $4.1 million, or 10.5% of net sales, in the three months ended March 31, 2004.

Interest Expense. Interest expense decreased $0.1 million to $2.9 million, or 7.9% of net sales, in the three months ended March 31, 2005 from $3.0 million, or 7.7% of net sales, in the three months ended March 31, 2004.

Income Tax Benefit. The effective tax rates in the three months ended March 31, 2005 and 2004 were 0.0%. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not incur a tax provision for the three months ended March 31, 2005.

Net Income (Loss). As a result of the aforementioned factors, our net income (loss) decreased $1.8 million to a net loss of $0.7 million in the three months ended March 31, 2005, from a net income of $1.1 million in the three months ended March 31, 2004.

Balance Sheets – March 31, 2005 Compared to December 31, 2004

Accounts Receivable. Accounts receivable increased $0.9 million, or 5.6%, from December 31, 2004 to March 31, 2005. This increase was a result of low sales during the month of December, resulting in abnormally low accounts receivable at the end of December.

Inventory. Inventory increased $2.3 million, or 8.5%, from December 31, 2004 to March 31, 2005. This was mainly due to an unanticipated decrease in sales volume as well as a shift in product mix.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $2.1 million, or 12.1%, from December 31, 2004 to March 31, 2005. This decrease was primarily the result of a decrease in accrued interest payable and employee benefits partially offset by an increase in trade accounts payable.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on our $86.1 million Senior Subordinated Notes ($86.8 million net of unamortized discount of $0.7 million), principal and interest payments on the WFF Loan, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity in January 2009. Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations, combined with availability under the WFF financing arrangement, will be adequate to meet our liquidity needs for the next twelve months. However, this forward-looking statement is subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” included below.

On June 6, 2003, we entered into the five-year financing agreement with WFF. The WFF Loan is guaranteed by our parent, NVH, Inc. On April 4, 2005, we executed an amendment to the WFF Loan to increase our total borrowing availability by approximately $5.0 million. The amendment was deemed to be effective as of March 31, 2005. The amendment provided for the following: (1) reduced the maximum facility size to $25.0 million; (2) reloaded the term loan back to the lesser of $6.0 million or 70% of the orderly liquidation value of eligible equipment; (3) increased the advance rate on finished goods inventory from 45% to 55%; (4) reduced the Excess Availability to $1.0 million at all times; and (5) released the $0.6 million environmental reserve previously in place.

As a result of the amendment, the WFF Loan now has a maximum revolver credit line of $19.0 million with a letter of credit sub-line of $4.0 million, an inventory sub-line of $10.0 million and a term loan of $6.0 million, of which the principal is fully funded and is being amortized over 60 months. WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10.0 million or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7.0 million and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a cap on yearly capital expenditures; and (iv) an early termination fee. Under the WFF Loan, the yearly capital expenditures is set at the lesser of (a) $5.0 million or (b) the last twelve months cumulative EBITDA less $16.0 million times 50% plus $2.0 million.

As of March 31, 2005, amounts outstanding under the WFF Loan totaled $15.0 million, which consisted of $6.0 million under the term loan and $9.3 million under the revolver. As of December 31, 2004, amounts outstanding under the WFF Loan totaled $10.6 million and consisted of $4.1 million under the term loan and $6.5 million under the revolver. As of March 31, 2005, we had exercised the LIBOR Rate option on $2.0 million of the term loan and $7.0 million of the revolver. Interest rates as of March 31, 2005 on the outstanding amounts under the LIBOR options were 6.26% and 6.51% on the term loan and revolver, respectively. Interest rates as of March 31, 2005 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 6.75% and 7.25%, respectively. Interest rates on the amounts outstanding under the term loan and revolver as of December 31, 2004 were 6.25%.

Availability under the revolver as of March 31, 2005 and May 2, 2005 was $8.6 million and $10.9 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of March 31, 2005 and May 2, 2005, the outstanding reserves totaled $1.7 million and $2.6 million, respectively.

The fair value of the Senior Subordinated Notes as of March 31, 2005 and December 31, 2004 was approximately $86.8 million.

In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we or our affiliates may, from time to time, purchase such securities for cash in open market purchases, privately negotiated transactions or otherwise. Although our financing agreement with WFF limits our ability to purchase such securities if the securities are trading at greater than 80% of their face value, we believe that WFF would likely consent to spot purchases at a higher price, although no assurances can be made.

Net Cash Used In Operating Activities. Net cash used in operating activities was $4.6 million for the three months ended March 31, 2005 compared with net cash used in operating activities of $3.2 million for the three months ended March 31, 2004 and was primarily the result of net losses incurred.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.3 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively, and was primarily the result of purchases of property, plant and equipment.

Net Cash (Used In) Provided By Financing Activities. Net cash provided by financing activities was $4.8 million for the three months ended March 31, 2005, compared with net cash used in financing activities of $0.2 million for the three months ended March 31, 2004 and was primarily the result of an increase of the overall indebtedness of the company.

Outlook for the Remainder of 2005

The following section contains forward-looking statements about our plans, strategies and prospects during the remainder of 2005. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the important factors that could cause our actual results to differ materially from those contained in any forward-looking statements set forth under, “Disclosure Regarding Forward-Looking Statements.”

Looking ahead for the remainder of 2005:

•	Sales trends during April 2005 were consistent with the average monthly sales for the same period of 2004. Although no assurances can be given, we believe this level of sales is sustainable.

•	We plan to continue our efforts to reduce our inventory during 2005.

Recent Accounting Pronouncements

There are no new recent accounting pronouncements that could have an impact on our financial statements.

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

The fair value of the Senior Subordinated Notes as of March 31, 2005 and May 2, 2005 was approximately $86.8 million and $85.0 million, respectively.

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

Based on the most recent evaluation, which was completed as of the end of the period covered by this report, our president and chief financial officer believe that our disclosure controls are effective. There have been no significant changes in our internal controls or in any other factors that could significantly affect the internal controls during the first quarter of 2005 subsequent to the date we completed our evaluation.

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

Date: May 11, 2005