Form 10-Q
period 2005-06-30
BGF INDUSTRIES INC
filed 2005-08-11
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of August 9, 2005.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

BALANCE SHEETS

(dollars in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for returns and doubtful accounts of $284 and $366, respectively	17,947	16,833
Inventories	26,941	27,095
Other current assets	3,139	3,165
Assets held for sale	245	245

Total current assets	48,272	47,338
Net property, plant and equipment	37,913	39,081
Other noncurrent assets, net	3,124	3,525

Total assets	$89,309	$89,944

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Cash overdraft	$1,175	$512
Accounts payable	6,415	5,813
Accrued liabilities	12,509	11,469
Short-term borrowings	5,800	6,500
Current portion of long-term debt	1,200	1,200

Total current liabilities	27,099	25,494
Long-term debt, net of discount of $607 and $708, respectively	87,776	88,982
Finance obligation	2,721	2,634
Deferred income taxes	2,359	2,359
Postretirement benefit and pension obligations	4,322	5,674

Total liabilities	124,277	125,143

Commitments and contingencies

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(69,916)	(70,147)
Accumulated other comprehensive loss	(52)	(52)

Total stockholder’s deficit	(34,968)	(35,199)

Total liabilities and stockholder’s deficit	$89,309	$89,944

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004 (as restated)	2005	2004 (as restated)
	(unaudited)		(unaudited)
Net sales	$41,728	$39,928	$78,773	$78,772
Cost of goods sold	35,115	33,551	67,321	65,770

Gross profit	6,613	6,377	11,452	13,002
Selling, general and administrative expenses	2,769	2,424	5,304	4,954

Operating income	3,844	3,953	6,148	8,048
Interest expense	2,921	2,976	5,865	5,956
Other (income) expense, net	(25)	(2)	52	11

Income before income taxes	948	979	231	2,081
Income tax expense	—	—	—	—

Net income and total comprehensive income	$948	$979	$231	$2,081

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Six Months Ended June 30,
	2005	2004 (as restated)
	(unaudited)
Cash flows from operating activities:
Net income	$231	$2,081
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,549	2,752
Amortization of noncurrent assets	421	431
Amortization of discount on notes	86	96
Write off of debt issuance costs	38	—
Loss on disposal of equipment	69	93
Noncash interest on finance obligation	87	36
Gain on extinguishment of Senior Subordinated Notes	(50)	—
Postretirement benefit and pension obligations	958	354
Change in assets and liabilities:
Trade accounts receivable, net	(1,450)	(4,951)
Other current assets	26	(46)
Inventories	154	(3,737)
Current income tax refundable	—	390
Other assets	(58)	(33)
Accounts payable	546	340
Accrued liabilities	(1,270)	470

Net cash provided by (used in) operating activities	2,337	(1,724)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,432)	(834)
Proceeds from sale of equipment	353	44

Net cash used in investing activities	(1,079)	(790)

Cash flows from financing activities:
Book overdraft	663	—
Proceeds from revolving credit facility	24,600	1,500
Payments on revolving credit facility	(25,300)	(1,500)
Proceeds received from term loan	2,760	—
Payments on term loan	(1,217)	(645)
Proceeds received on loan receivable from parent	—	344
Purchases of Senior Subordinated Notes	(2,764)	—

Net cash used in financing activities	(1,258)	(301)

Net increase (decrease) in cash and cash equivalents	—	(2,815)
Cash and cash equivalents at beginning of period	—	3,964

Cash and cash equivalent at end of period	$—	$1,149

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,552	$5,329

Cash paid (received) during the period for income taxes	$16	$(390)

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed in accounts payable	$35	$25

The accompanying notes are an integral part of the financial statements

.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited interim financial statements of BGF Industries, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the audited financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2004 on file with the Securities and Exchange Commission in the Company’s 2004 Annual Report on Form 10-K.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in this Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Certain amounts from the prior financial statements have been reclassified to conform to current presentation.

2. Liquidity and Financial Condition

The Company had net income of $231 for the six months ended June 30, 2005 and had a $34,968 stockholder’s deficit as of June 30, 2005. In the year ended December 31, 2004, the Company had net income of approximately $1,881 and had a $35,199 stockholder’s deficit as of December 31, 2004.

On April 4, 2005, the Company executed an amendment to its five-year financing arrangement with Wells Fargo Foothill, Inc. (the “WFF Loan”) to increase its total borrowing availability by approximately $5,000. The amendment was deemed to be effective as of March 31, 2005. The amendment provided for the following: (1) reduced the maximum facility size to $25,000; (2) reloaded the term loan back to the lesser of $6,000 or 70% of the orderly liquidation value of eligible equipment; (3) increased the advance rate on finished goods inventory from 45% to 55%; (4) reduced the Excess Availability to $1,000 at all times; and (5) released the $550 environmental reserve previously in place. (See Note 8). Availability under the revolver credit line totaled $10,174 as of June 30, 2005.

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

3. Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
	(unaudited)
Supplies	$1,506	$1,532
Raw materials	2,247	2,657
Stock-in-process	3,989	4,233
Finished goods	19,199	18,673

	$26,941	$27,095

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

4. Assets Held for Sale

In September 2004, the Company’s board made the decision to hold the land and building of the South Hill heavyweight fabrics facility for sale. These assets have a net book value as of June 30, 2005 and December 31, 2004 of $245 and have been classified as a current asset on the balance sheets.

5. Property, Plant and Equipment, Net

Net property, plant and equipment consists of the following:

	June 30, 2005	December 31, 2004
	(unaudited)
Land	$2,873	$2,873
Buildings	38,253	37,576
Machinery and equipment	81,417	80,830

Gross property, plant and equipment	122,543	121,279
Less: accumulated depreciation	(84,630)	(82,198)

Net property, plant and equipment	$37,913	$39,081

6. Other Noncurrent Assets, Net

Other noncurrent assets, net consist of the following:

	June 30, 2005	December 31, 2004
	(unaudited)
Debt issuance costs	$5,611	$5,689
Accumulated amortization	(2,995)	(2,646)

	2,616	3,043
Unrecognized pension prior service cost	12	12
Other noncurrent assets	496	470

Total other noncurrent assets, net	$3,124	$3,525

Debt issuance costs are being amortized over the lives of the respective debt instruments.

Amortization of deferred financing charges of $210 and $421 for the three and six months ended June 30, 2005 and $215 and $431 for the three and six months ended June 30, 2004, respectively, has been included in interest expense.

In June 2005, the Company purchased $2,850 (face amount) of Senior Subordinated Notes. (See Note 8). As a result of this transaction, debt issuance costs related to the original issuance of these notes of $37 were written off to interest expense.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2005	December 31, 2004
	(unaudited)
Interest	$4,007	$4,153
Environmental	2,668	2,696
Current contribution to retirement plan	2,310	—
Payroll	257	239
Profit sharing	—	876
Other employee benefits	574	1,237
Medical benefits	700	727
Other	1,993	1,541

Total accrued liabilities	$12,509	$11,469

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

In 2003, the Company submitted to the EPA a final Site Characterization Report (“SCR”) documenting the assessment of the BGF property and the creek that drains from the property. In May 2004, the EPA approved the SCR and described acceptable steps for a multi-phased clean-up of the site. The Company is in the process of drafting a two-phase clean-up plan, consistent with the EPA’s directions. In 2004, the Company submitted to the EPA a draft plan for Phase I, addressing cleanup around the site. The Company currently is developing revisions to the Phase I plan and expects to submit an updated plan to the EPA later this year. The Company will submit a plan for Phase II, addressing the creek areas, after receiving EPA approval for the Phase I cleanup plan. At this time, the Company is unable to determine if there will be a financial effect different from the already established reserves.

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

As of June 30, 2005 and December 31, 2004, the Company had reserves of $2,668 and $2,696, respectively, for environmental exposure. The reserves reflect the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that conducted the site assessment and submitted the SCR to the EPA. Remediation costs are estimates, subject to the EPA’s approval of a remediation plan and to other factors that may arise in the remediation process. Estimated remediation costs at the Cheraw facility are $400, which also is reflected in the reserve.

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

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

7. Accrued Liabilities – (Continued)

Current contribution to retirement plan. In order to continue to provide all distribution options allowed by the defined benefit pension plan, the Company accelerated its 2004 contributions and paid $2,310 into the defined benefit plan on July 14, 2005. (See Note 10).

Other employee benefits. In 2004, the Company approved a management bonus of $1,215, which was paid in the first quarter of 2005.

Employee severance. During the first quarter of 2005, the Company eliminated nine salary positions at its South Hill lightweight fabrics facility, which resulted in approximately $383 of non-recurring severance costs. All of these costs have been paid as of June 30, 2005.

8. Debt

Debt consists of the following:

	June 30, 2005	December 31, 2004
	(unaudited)
Senior Credit Facility:
Term loan	$5,683	$4,140
Revolver	5,800	6,500
Senior Subordinated Notes, net of unamortized discount of $607 and $708, respectively	83,293	86,042

Total debt	94,776	96,682
Less: Current Maturities	7,000	7,700

Long-term debt	$87,776	$88,982

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

As a result of the amendment, the WFF Loan now has a maximum revolver credit line of $19,000 with a letter of credit sub-line of $4,000, an inventory sub-line of $10,000 and a term loan of $6,000, of which the principal was fully funded at the amendment date and is being amortized over 60 months. WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10.0 million or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7,000 and of LIBOR + 3.5% or the Wells Fargo Prime Rate + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a cap on yearly capital expenditures; and (iv) an early termination fee. Under the WFF Loan, yearly capital expenditures are set at the lesser of (a) $5,000 or (b) the last twelve months cumulative EBITDA less $16,000 times 50% plus $2,000. As of June 30, 2005, the Company is in compliance with the WFF Loan covenants.

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. and two of NVH, Inc.’s subsidiaries, Glass Holdings LLC and BGF Services, Inc. As of June 30, 2005, amounts outstanding under the WFF Loan totaled $11,483 and consisted of $5,683 under the term loan and $5,800 under the revolver. As of December 31, 2004, amounts outstanding under the WFF Loan totaled $10,640 and consisted of $4,140 under the term loan and $6,500 under the revolver. As

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

8. Debt – (Continued)

of June 30, 2005, the Company had exercised its LIBOR Rate option on $5,000 of the term loan and $2,000 of the revolver. Interest rates as of June 30, 2005 on the outstanding amounts under the LIBOR options were 6.71% and 6.46% on the term loan and revolver, respectively. Interest rates as of June 30, 2005 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 7.00% and 7.50%, respectively. Interest rates on the amounts outstanding under the term loan and revolver as of December 31, 2004 were 6.25%.

Availability under the revolver at June 30, 2005 and December 31, 2004 was $10,174 and $6,907, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $0 and $550 for June 30, 2005 and December 31, 2004, respectively for potential environmental liabilities. The reserve for interest payments is increased by $189 a week in 2004 and $171 a week in 2005, and is reset to $0 when such payment is made. As of June 30, 2005 and December 31, 2004, the total outstanding reserves amounted to $4,104 and $5,270, respectively.

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The original amount of the Senior Subordinated Notes issued was $100,000, of which $83,900 in face amount remains outstanding, as a result of repurchases made by the Company in 2003, 2004 and in the second quarter of 2005. On June 23, 2005, the Company purchased $2,850 (face value) of Senior Subordinated Notes for $2,765 plus accrued interest of $128. This transaction resulted in a net gain on extinguishment of debt of $50.

The fair value of the Senior Subordinated Notes as of June 30, 2005 and December 31, 2004 was $81,803 and $86,750, respectively.

9. Income Taxes

During 2002, the Company recorded interest income earned under the terms of the loan agreement with its previous parent, Glass Holdings, for tax purposes. The Company did not record this income for financial reporting purposes, which results in a deferred tax asset. The Company recorded a full valuation allowance against this and other deferred tax assets of approximately $56,477 in the second quarter of 2002 as it is more likely than not that their benefits will not be realized in the future. Additionally, no deferred tax assets were recognized in 2003. During 2004, the intercompany loan was distributed to Glass Holdings as a dividend. Thereupon, the related deferred tax assets for the intercompany loan and the related interest income were reversed. Since a full valuation allowance was established for the intercompany loan and the related interest income, the reversal of the associated tax assets had no tax impact.

The effective tax rate for the three and six months ended June 30, 2005 and June 30, 2004 was 0.0%. The Company incurred no tax provision in these periods due to the fact that the Company has a full valuation allowance recorded against its net deferred tax assets which include net operating loss carry-forwards.

10. Employee Benefits

The Company has a defined benefit pension plan covering substantially all of its employees. Participating employees are required to contribute to the pension plan.

The Company also has a post-retirement benefit plan that covers substantially all of its employees. Upon the completion of the attainment of age fifty-five and ten years of continuous service, an employee may elect to retire. Employees eligible to retire receive post-retirement health benefits, including medical and dental coverage.

Net periodic costs for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2005 and June 30, 2004 were comprised of:

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

10. Employee Benefits – (Continued)

	For the Three Months Ended June 30				For the Six Months Ended June 30
	Pension Benefits		Post- retirement Benefits		Pension Benefits		Post- retirement Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Net periodic pension cost:
Service cost	$305	$247	$22	$22	$572	$490	$45	$46
Interest cost	344	300	27	34	666	596	53	71
(Expected return on plan assets)	(294)	(249)	—	—	(596)	(463)	—	—
Amortization of prior service cost	2	2	—	—	3	3	—	—
Recognized net actuarial (gain) or loss	49	25	—	4	70	50	—	8

Total net periodic pension cost	$406	$325	$49	$60	$715	$676	$98	$125

In order to continue to provide all distribution options allowed by the defined benefit pension plan, the Company accelerated its 2004 contributions and paid $2,310 into the defined benefit plan on July 14, 2005. Based on the current pension funding requirements for the year ended December 31, 2005, there are no additional expected contributions.

Expected net employee contributions for the post-retirement benefit plan for the year ended December 31, 2005 are $145.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
United States	$37,876	$37,252	$72,608	$73,905
Foreign	3,852	2,676	6,165	4,867

	$41,728	$39,928	$78,773	$78,772

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

As permitted by Delaware law, the Company may indemnify its directors, officers, employees and agents and its former directors, officers, employees and agents and those who serve, at the corporation’s request in such capacities with another enterprise, against expenses (including attorney’s fees), as well as judgments, fines and settlements in non-derivative lawsuits, actually and reasonably incurred in connection with the defense of any action, suit or proceeding in which they or any of them were or are made parties or are threatened to be made parties by reason of their serving or having served in such capacity. Article V of the Company’s bylaws provide, under certain circumstances, for the indemnification of the Company’s present or former directors or

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

12.	Commitments and Contingencies – (Continued)

officers or persons who, at the request of the Company, are or were serving in a similar capacity for another corporation or entity. These provisions also allow the Board of Directors to purchase and maintain insurance on behalf of BGF Industries, Inc.’s present or former directors, officers or persons who are or were serving at the request of BGF Industries, Inc. as a director or officer of another corporation or entity. No liabilities have been recorded for such purposes as of June 30, 2005.

Operating Leases. The Company leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and non-cancelable operating leases. Rent expense amounted to $609 and $302 for the six and three months ended June 30, 2005, respectively, and $618 and $318 for the six and three months ended June 30, 2004, respectively. Under the terms of non-cancelable operating leases, the Company is committed to the following future minimum lease payments at June 30, 2005:

Fiscal Year
2005	$513
2006	817
2007	355
2008	267
Thereafter	—

13. Recent Accounting Pronouncements

There are no new accounting pronouncements that could have an impact on the Company’s consolidated financial statements.

14. Related Party Transactions

The Company is a wholly owned subsidiary of Porcher Industries through NVH, Inc., a U.S. holding company. The Company has ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, NVH, Inc. and wholly-owned subsidiaries of NVH, Inc., including Glass Holdings, as well as other affiliates of Porcher Industries.

The Company is the guarantor of an executive’s deferred compensation agreement with a subsidiary of Glass Holdings.

15. Restatement of Financial Statements

The Company has restated its unaudited interim financial statements for the six months ended June 30, 2004. The restatement corrects the accounting in 2003 for a sale and leaseback of the Company’s corporate headquarters facility that was accounted for as a financing under the provisions of FAS 98 “Accounting for Leases.” The Company previously amortized the financing obligation over the initial 7 year term of the agreement resulting in an effective interest rate of approximately 4%. The Company has now determined that the amortization of the financing obligation should be over the entire 22-year term of the agreement, which includes the renewal option periods, resulting in an effective interest rate of 18%. The effect of the restatement was to record additional interest expense of approximately $100 for the three months ended June 30, 2004 and $200 for the six months ended June 30, 2004. The following table reconciles previously reported and restated financial information.

	Three Months Ended June 30, 2004 As Previously Reported (unaudited)	Three Months Ended June 30, 2004 As Restated (unaudited)	Six Months Ended June 30, 2004 As Previously Reported (unaudited)	Six Months Ended June 30, 2004 As Restated (unaudited)
Interest expense on finance obligation	$21	$121	$42	$242
Net income	1,079	979	2,281	2,081
Finance obligation	2,003	2,603	2,003	2,603
Total liabilities	130,324	130,924	130,324	130,924
Stockholder’s deficit	(34,917)	(35,517)	(34,917)	(35,517)

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

We have restated our results for the three and six months ended June 30, 2004. This restatement is due to an adjustment relating to the accounting in 2003 for a sale and leaseback of our corporate headquarters facility located in Greensboro, North Carolina. The transaction was accounted for as a financing under the provisions of FAS 98 “Accounting for Leases.” In our previously reported financial statements, the amortization of the financing obligation utilized the initial 7 year term of the agreement and an effective interest rate of approximately 4% which was causing the obligation to be amortized faster than the related assets were being depreciated, resulting in a built-in loss on the property. We discussed our accounting for the transaction with our independent registered public accounting firm at the time of the transaction. We subsequently determined that the amortization of the financing obligation should be over the entire 22-year term of the agreement, which includes the renewal option periods, at an effective interest rate of 18%. This adjustment resulted in an increase of $0.1 million in interest expense for the three months ended June 30, 2004 and $0.2 million for the six months ended June 30, 2004. We have discussed our revised accounting and the related adjustments with our independent registered public accounting firm. See Note 15 to our financial statements for further discussion of this adjustment.

Overview

Our business focuses on the production of value-added specialty woven fabrics, non-woven fabrics and parts made from glass, carbon, aramid and silica fibers. Our products are a critical component in the production of a variety of electronic, filtration, composite, insulation, protective, construction and commercial products. Our glass fiber fabrics are used by our customers in printed circuit boards, which are integral to virtually all advanced electronic products, including computers and cellular telephones. Our products are also used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, power generation and oil refining. In line with our strategy of continued new product development, we realized 21% of our sales in the second quarter 2005 from products that are new within the last three years.

Overall sales increased $1.8 million to $41.7 million in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase in sales is mainly the result of strengthening in our aerospace and filtration businesses. Our profitability declined slightly with gross margins decreasing from 16.0% in the three months ended June 30, 2004 to 15.8% in the three months ended June 30, 2005. These factors directly impacted our net income, resulting in a net income of $0.9 million in the three months ended June 30, 2005 compared to a net income of $1.0 million in the three months ended June 30, 2004 (as restated).

Overall sales were flat in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Our profitability declined with gross margins decreasing from 16.5% in the six months ended June 30, 2004 to 14.5% in the six months ended June 30, 2005 mainly due to lower production volumes. These factors directly impacted our net income, resulting in a net income of $0.2 million in the six months ended June 30, 2005 as compared to net income of $2.1 million in the six months ended June 30, 2004 (as restated).

During the first quarter of 2005, we eliminated nine salary positions at our South Hill multi-layer fabrics facility. This action was taken as a result of the unanticipated and continuing decline in the domestic electronics market, which has delayed the expansion of the multi-layer facility for the foreseeable future. This resulted in approximately $0.4 million of non-recurring severance costs. All of these costs have been paid as of June 30, 2005. We anticipate future savings of approximately $0.6 million per year as a result of the elimination of the salary positions.

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

In 2003, we submitted to the EPA a final Site Characterization Report (“SCR”) documenting the assessment of the BGF property and the creek that drains from the property. In May 2004, the EPA approved the SCR and described acceptable steps for a multi-phased clean-up of the site. We are in the process of drafting a two-phase clean-up plan, consistent with the EPA’s directions. In 2004, we submitted to the EPA a draft plan for Phase I, addressing cleanup around the site. We are currently developing revisions to the Phase I plan and expect to submit an updated plan to the EPA later this year. We will submit a plan for Phase II, addressing the creek areas, after receiving EPA approval for the Phase I cleanup plan. At this time, we are unable to determine if there will be a financial effect on us that is different from our current established reserves.

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

As of June 30, 2005 and December 31, 2004, we had reserves of $2.7 million and $2.7 million, respectively, for environmental exposure. The reserves reflect the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that conducted the site assessment and submitted the SCR to the EPA. Estimated remediation costs at the Cheraw facility are $0.4 million, which also is reflected in the reserve. Remediation costs are estimates, subject to the EPA’s approval of a remediation plan and to other factors that may arise in the remediation process.

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

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
		(as restated)		(as restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.2%	84.0%	85.5%	83.5%

Gross profit	15.8%	16.0%	14.5%	16.5%
Selling, general and administrative expenses	6.6%	6.1%	6.7%	6.3%

Operating income	9.2%	9.9%	7.8%	10.2%
Interest expense	7.0%	7.4%	7.4%	7.6%
Other (income), net	—	—	—	—

Income before income taxes	2.2%	2.5%	0.4%	2.6%
Income tax benefit	—	—	—	—

Net income	2.2%	2.5%	0.4%	2.6%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 (as restated)

Net Sales. Net sales increased $1.8 million, or 4.5%, to $41.7 million in the three months ended June 30, 2005 from $39.9 million in the three months ended June 30, 2004.

Sales of our composite fabrics, which are used in various applications including structural aircraft parts and interiors, increased $1.9 million, or 16.1%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to an increase in aircraft build rates.

Sales of our filtration fabrics used by industrial customers to control emissions into the environment increased $1.4 million, or 22.6%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase is due primarily to a shift in product mix and a large utility contract.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, increased $0.6 million, or 14.6%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to strong military demand.

Sales of our insulation fabrics, used for high temperature products, decreased $0.7 million, or 17.1%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due primarily to insourcing by a major appliance customer.

Sales of our electronics fabrics used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes decreased $1.8 million, or 18.6%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to softening in domestic market demand.

Gross Profit Margins. Gross profit margins decreased to 15.8% in the three months ended June 30, 2005 from 16.0% in the three months ended June 30, 2004 due primarily to decreased production levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million to $2.8 million in the three months ended June 30, 2005 from $2.4 million in the three months ended June 30, 2004. This was primarily due to an increase in consulting and professional fees.

Operating Income. As a result of the aforementioned factors, operating income decreased $0.2 million to $3.8 million, or 9.2% of net sales, in the three months ended June 30, 2005, from $4.0 million, or 9.9% of net sales in the three months ended June 30, 2004.

Interest Expense. Interest expense remained flat at $2.9 million, or 7.0% of net sales, in the three months ended June 30, 2005 compared to $3.0 million, or 7.4% of net sales, in the three months ended June 30, 2004.

Other (Income)Expense Net. Other income, net, increased slightly in the three months ended June 30, 2005 from the three months ended June 30, 2004. This was primarily the result of a gain on extinguishment of debt of $0.1 million.

Income Tax Expense. The effective tax rates in the three months ended June 30, 2005 and 2004 were 0.0%. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax provision for the three months ended June 30, 2005 and June 30, 2004.

Net Income. As a result of the aforementioned factors, our net income decreased $0.1 million to a net income of $0.9 million in the three months ended June 30, 2005, from a net income of $1.0 million in the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 (as restated)

Net Sales. Net sales were $78.8 million in the six months ended June 30, 2005 and $78.8 million in the six months ended June 30, 2004.

Sales of our filtration fabrics used by industrial customers to control emissions into the environment increased $2.8 million, or 22.1%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase is due primarily to a shift in product mix and a large utility contract.

Sales of protective fabrics, which are used in various ballistics applications, including personal and vehicle armor, increased $1.4 million, or 27.3%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to strong military demand.

Sales of composite fabrics, which are used in various applications including structural aircraft parts and interiors, increased $0.5 million or 1.9%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to an increase in aircraft build rates.

Sales of our insulation fabrics, used for high temperature products, decreased $1.0 million, or 12.3%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due primarily to insourcing by a major appliance customer.

Sales of our electronics fabrics used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes decreased $3.9 million, or 20.4%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to softening in the domestic market demand.

Gross Profit Margins. Gross profit margins decreased to 14.5% in the six months ended June 30, 2005 from 16.5% in the six months ended June 30, 2004 due to a decrease in rental income associated with the co-location facility at the lightweight fabrics facility, lower absorption of fixed costs as a result of less capacity utilization, as well as non-recurring severance costs of $0.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million to $5.3 million in the six months ended June 30, 2005 from $4.9 million in the six months ended June 30, 2004. This was primarily due to an increase in consulting and professional fees.

Operating Income. As a result of the aforementioned factors, operating income decreased $1.9 million to $6.1 million, or 7.8% of net sales, in the six months ended June 30, 2005, from $8.0 million, or 10.2% of net sales in the six months ended June 30, 2004.

Interest Expense. Interest expense remained flat at $5.9 million, or 7.4% of net sales, in the six months ended June 30, 2005 compared to $6.0 million, or 7.6% of net sales, in the six months ended June 30, 2004.

Other (Income) Expense Net. Other expense net includes a net gain on extinguishment of debt of $0.1 million in the six months ended June 30, 2005 .

Income Tax Expense. The effective tax rates in the six months ended June 30, 2005 and 2004 were 0.0%. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit for the six months ended June 30, 2005 and June 30, 2004.

Net Income. As a result of the aforementioned factors, our net income decreased $1.9 million to a net income of $0.2 million in the six months ended June 30, 2005, from a net income of $2.1 million in the six months ended June 30, 2004.

Balance Sheets

Accounts Receivable. Accounts receivable increased $1.1 million, or 6.7%, from December 31, 2004 to June 30, 2005. This increase was a result of low sales during the month of December, resulting in abnormally low accounts receivable at the end of December.

Inventory. Inventory remained flat at $27.0 million at June 30, 2005, compared to $27.1 million at December 31, 2004.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $1.6 million, or 9.5%, from December 31, 2004 to June 30, 2005. This increase was primarily the result of an increase in accrued employee benefits.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on our $83.3 million Senior Subordinated Notes ($83.9 million net of unamortized discount of $0.6 million), principal and interest payments on the WFF Loan, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity in January 2009. Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations, combined with availability under the WFF financing arrangement, will be adequate to meet our liquidity needs for the next twelve months. However, this forward-looking statement is subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” included below.

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

As a result of the amendment, the WFF Loan now has a maximum revolver credit line of $19.0 million with a letter of credit sub-line of $4.0 million, an inventory sub-line of $10.0 million and a term loan of $6.0 million, of which the principal was fully funded at the amendment date and is being amortized over 60 months. WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10.0 million or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7.0 million and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a cap on yearly capital expenditures; and (iv) an early termination fee. Under the WFF Loan, yearly capital expenditures are set at the lesser of (a) $5.0 million or (b) the last twelve months cumulative EBITDA less $16.0 million times 50% plus $2.0 million.

As of June 30, 2005, amounts outstanding under the WFF Loan totaled $11.5 million, which consisted of $5.7 million under the term loan and $5.8 million under the revolver. As of December 31, 2004, amounts outstanding under the WFF Loan totaled $10.6 million and consisted of $4.1 million under the term loan and $6.5 million under the revolver. As of June 30, 2005, we had exercised the LIBOR Rate option on $5.0 million of the term loan and $2.0 million of the revolver. Interest rates as of June 30, 2005 on the outstanding amounts under the LIBOR options were 6.71% and 6.46% on the term loan and revolver, respectively. Interest rates as of June 30, 2005 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 7.0% and 7.5%, respectively. Interest rates on the amounts outstanding under the term loan and revolver as of December 31, 2004 were 6.25%.

Availability under the revolver as of June 30, 2005 and August 1, 2005 was $10.2 million and $7.8 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of June 30, 2005 and August 1, 2005, the outstanding reserves totaled $4.1 million and $0.5 million, respectively.

On June 23, 2005, we purchased $2.9 million (face value) of Senior Subordinated Notes for $2.8 million plus accrued interest of $0.1 million. This transaction resulted in a gain on extinguishment of debt of $0.1 million.

The fair value of the Senior Subordinated Notes as of June 30, 2005 and December 31, 2004 was approximately $81.8 million and $86.8 million, respectively.

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

Net Cash Provided by (Used In) Operating Activities. Net cash provided by (used in) operating activities for the six months ended June 30, 2005 was $2.3 million, compared with $(1.7) million in the six months ended June 30, 2004 (as restated), and was primarily the result of an increase in our working capital in the last six months of 2004 compared to a stable working capital during the first six months of 2005, which was partially offset by a decrease in our net income.

Net Cash Used in Investing Activities. Net cash used in investing activities was $1.1 million for the six months ended June 30, 2005, compared to $0.8 million for the six months ended June 30, 2004 (as restated), and was primarily the result of purchases of property, plant and equipment.

Net Cash Used In Financing Activities. Net cash used in financing activities was $1.3 million for the six months ended June 30, 2005, compared with net cash used in financing activities of $0.3 million for the six months ended June 30, 2004 (as restated) and was primarily the result of the purchase of $2.8 million of Senior Subordinated Notes.

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

Looking ahead for the remainder of 2005:

•	Sales trends during July and early August 2005 appear to be consistent with the first six months of 2005.

•	We plan to continue our efforts to reduce our inventory during the remainder of 2005.

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

Our financing arrangements are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. We are exposed to market risk related to changes in interest rates on borrowings under our WFF Loan. The WFF Loan bears interest based on LIBOR or prime. When deemed appropriate, our risk management strategy is to use derivative financial instruments, such as swaps or caps, to hedge interest rate exposures. We do not enter into derivatives for trading or speculative purposes.

The fair value of the Senior Subordinated Notes as of June 30, 2005 and August 1, 2005 was approximately $81.8 million and $81.8 million, respectively.

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

Based on the most recent evaluation, which was completed as of the end of the period covered by this report, our president and chief financial officer believe that our disclosure controls are effective. There have been no significant changes in our internal controls or in any other factors that could significantly affect the internal controls during the second quarter of 2005 or subsequent to the date we completed our evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of President Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BGF INDUSTRIES, INC.

/s/ Philippe R. Dorier
Philippe R. Dorier Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James R. Henderson
James R. Henderson President

Date: August 9, 2005