Form 10-Q
period 2005-09-30
BGF INDUSTRIES INC
filed 2005-11-10
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000 shares of common stock, $1.00 par value, as of November 10, 2005.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS AND NINE MONTHS

ENDED SEPTEMBER 30, 2005

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	4

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2005 and 2004 (as restated) (unaudited)	5

	Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2005 and 2004 (as restated) (unaudited)	6

	Notes to the Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Overview	15
	Critical Accounting Policies	16
	Environmental Issues	17
	Results of Operations	18
	Balance Sheets	20
	Liquidity and Capital Resources	20
	Contractual Obligations	22
	Outlook for the Remainder of 2005	23
	Recent Accounting Pronouncements	23
	Disclosure Regarding Forward-Looking Statements	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits	25

EXPLANATORY NOTE

BGF Industries, Inc. voluntarily files periodic reports with the SEC solely for the purpose of complying with Section 3.20 of the indenture governing its Senior Subordinated Notes. Because there are fewer than 300 holders of the Senior Subordinated Notes, the Company is no longer required by the federal securities laws to file such reports. Additionally, because it is not required to file such reports, the Company is not an “issuer” for purposes of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc. )

BALANCE SHEETS

(dollars in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for returns and doubtful accounts of $382 and $366, respectively	17,628	16,833
Inventories	25,877	27,095
Other current assets	3,071	3,165
Assets held for sale	245	245

Total current assets	46,821	47,338
Net property, plant and equipment	37,083	39,081
Other noncurrent assets, net	2,921	3,525

Total assets	$86,825	$89,944

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Cash Overdraft	$776	$512
Accounts payable	6,837	5,813
Accrued liabilities	8,611	11,469
Short-term borrowings	6,600	6,500
Current portion of long-term debt	1,200	1,200

Total current liabilities	24,024	25,494
Long-term debt, net of discount of $566 and $708, respectively	87,512	88,982
Finance obligation	2,740	2,634
Deferred income taxes	2,359	2,359
Postretirement benefit and pension obligations	4,780	5,674

Total liabilities	121,415	125,143

Commitments and contingencies

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(69,538)	(70,147)
Accumulated other comprehensive loss	(52)	(52)

Total stockholder’s deficit	(34,590)	(35,199)

Total liabilities and stockholder’s deficit	$86,825	$89,944

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004 (as restated)	2005	2004 (as restated)
	(unaudited)		(unaudited)
Net sales	$36,664	$38,971	$115,437	$117,743

Cost of goods sold	31,262	31,753	98,583	97,523

Gross profit	5,402	7,218	16,854	20,220
Selling, general and administrative expenses	2,204	2,490	7,508	7,444
Asset impairment charge	—	250	—	250

Operating income	3,198	4,478	9,346	12,526
Interest expense	2,817	3,052	8,682	9,008
Other (income) loss, net	3	(9)	55	2

Income before income taxes	378	1,435	609	3,516
Income tax expense (benefit)	—	—	—	—

Net income	378	1,435	609	3,516
Other comprehensive income net of tax:
Reclassification to earnings	—	—	—	—

Total comprehensive income	$378	$1,435	$609	$3,516

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Nine Months Ended September 30,
	2005	2004 (as restated)
	(unaudited)
Cash flows from operating activities:
Net income	$609	$3,516
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,821	4,190
Amortization of noncurrent assets	631	647
Amortization of discount on notes	127	142
Asset impairment charge	—	250
Write off of debt issuance costs	38	—
Loss on disposal of equipment	69	93
(Gain) on debt cancellation	(50)	—
Non cash interest on finance obligation	106	53
Change in assets and liabilities:
Trade accounts receivable, net	(1,131)	(3,595)
Other current assets	94	15
Inventories	1,218	(8,133)
Current income tax refundable	—	428
Other assets	(65)	(55)
Accounts payable	1,002	1,951
Accrued liabilities	(2,858)	(4,949)
Postretirement benefit and pension obligations	(894)	711

Net Cash (used in) provided by operating activities	2,717	(4,736)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,908)	(1,160)
Proceeds from sale of equipment	353	44

Net cash used in investing activities	(1,555)	(1,116)
Cash flows from financing activities:
Book overdraft	264	—
Proceeds from revolving credit facility	37,800	10,500
Payments on revolving credit facility	(37,700)	(8,000)
Proceeds received from term loan	2,760	—
Payments on term loan	(1,522)	(944)
Payment received on loan to parent	—	344
Purchases of Senior Subordinated Notes	(2,764)	—

Net cash provided by (used in) financing activities	(1,162)	1,900

Net (decrease) increase in cash and cash equivalents	—	(3,952)
Cash and cash equivalents at beginning of period	—	3,964

Cash and cash equivalents at end of period	$—	$12

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,241	$10,463

Net cash (paid) received during the period for income taxes	$25	$388

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed in accounts payable	$1	$31

The accompanying notes are an integral part of the consolidated financial statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited interim financial statements of BGF Industries, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of results of operations have been included. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

2. Liquidity and Financial Condition

The Company had net income of $609 for the nine months ended September 30, 2005 and had a $34,590 stockholder’s deficit as of September 30, 2005. In the year ended December 31, 2004, the Company had net income of approximately $1,881 and had a $35,199 stockholder’s deficit as of December 31, 2004.

On October 31, 2005, the Company executed an amendment to its five year financing arrangement with Wells Fargo Foothill, Inc. (the “WFF Loan”) to increase its cap on capital expenditures to $3,500 annually. The amendment was deemed effective as of June 30, 2005.

On April 4, 2005, the Company executed an amendment to the WFF Loan to increase its total borrowing availability by approximately $5,000. The amendment was deemed to be effective as of March 31, 2005. The amendment provided for the following: (1) reduced the maximum facility size to $25,000; (2) reloaded the term loan back to the lesser of $6,000 or 70% of the orderly liquidation value of eligible equipment; (3) increased the advance rate on finished goods inventory from 45% to 55%; (4) reduced the Excess Availability to $1,000 at all times; and (5) released the $550 environmental reserve previously in place. (See Note 8). Availability under the revolver credit line totaled $11,048 as of September 30, 2005.

The Company’s continued existence is dependent upon several factors including its ability to continue to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue to meet its financial covenants and make required payments under the WFF loan. (See Note 8). While the Company’s performance to date in 2005 has enabled it to meet its financial obligations, there can be no assurance that the Company will be able to sustain its current level of operations. The Company continues to evaluate its current business plan in light of the current market conditions.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3. Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
	(unaudited)
Supplies	$1,468	$1,532
Raw materials	2,683	2,657
Stock-in-process	4,256	4,233
Finished goods	17,470	18,673

	$25,877	$27,095

4. Assets Held for Sale

In September 2004, the Company’s board made the decision to hold the land and building of the South Hill heavyweight fabrics facility for sale. These assets have a net book value as of September 30, 2005 and December 31, 2004 of $245 and have been classified as a current asset on the balance sheets.

5. Property, Plant and Equipment, Net

Net property, plant and equipment consists of the following:

	September 30, 2005	December 31, 2004
	(unaudited)
Land	$2,873	$2,873
Buildings	37,936	37,576
Machinery and equipment	82,176	80,830

Gross property, plant and equipment	122,985	121,279
Less: accumulated depreciation	(85,902)	(82,198)

Net property, plant and equipment	$37,083	$39,081

6. Other Noncurrent Assets, Net

Other noncurrent assets, net consist of the following:

	September 30, 2005	December 31, 2004
	(unaudited)
Debt issuance costs	$5,611	$5,689
Accumulated amortization	(3,202)	(2,646)

	2,409	3,043
Unrecognized pension prior service cost	12	12
Other noncurrent assets	500	470

Total other noncurrent assets, net	$2,921	$3,525

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

6. Other Noncurrent Assets, Net

Debt issuance costs are being amortized over the lives of the respective debt instruments.

Amortization of deferred financing charges of $210 and $631 for the three and nine months ended September 30, 2005 and $216 and $647 for the three and nine months ended September 30, 2004, respectively, has been included in interest expense.

In June 2005, the Company purchased $2,850 (face amount) of Senior Subordinated Notes. (See Note 8). As a result of this transaction, debt issuance costs related to the original issuance of these notes of $37 were written off to interest expense.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2005	December 31, 2004
	(unaudited)
Interest	$1,875	$4,153
Environmental	2,544	2,696
Payroll	504	239
Profit sharing	—	876
Other employee benefits	831	1,237
Medical benefits	700	727
Other	2,157	1,541

Total accrued liabilities	$8,611	$11,469

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

In 2003, the Company submitted to the EPA a final Site Characterization Report (“SCR”) documenting the assessment of the BGF property and the creek that drains from the property. In May 2004, the EPA approved the SCR and described acceptable steps for a multi-phased clean-up of the site. The Company is in the process of drafting a clean-up plan, consistent with the EPA’s directions. In 2004, the Company submitted to the EPA a draft plan for addressing cleanup around the site. In the third quarter of 2005, BGF finalized engineering plans and specifications to relocate storm water away from the remediation areas. The Company anticipates a contract for this work to be issued in the fourth quarter of 2005. The Company expects to review the remediation work that will follow the storm water relocation with the EPA in the fourth quarter of 2005.

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

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

7. Accrued Liabilities – (Continued)

As of September 30, 2005 and December 31, 2004, the Company had reserves of $2,544 and $2,696, respectively, for environmental exposure. The reserves reflect the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that conducted the site assessment and submitted the SCR to the EPA. Remediation costs are estimates, subject to the EPA’s approval of a remediation plan and to other factors that may arise in the remediation process. Estimated remediation costs at the Cheraw facility are $400, which also is reflected in the reserve.

As the cleanup progresses, the Company may need to revise these reserves, but the Company is unable to derive a more precise estimate at this time, as actual costs remain uncertain. The Company must await the EPA’s approval of the final remediation plan before it can revise these estimates. However, there can be no assurance that the Company will not be required to respond to its environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on the Company’s financial condition.

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

Employee severance. During the first quarter of 2005, the Company eliminated nine salary positions at its South Hill lightweight fabrics facility, which resulted in approximately $383 of non-recurring severance costs. All of these costs have been paid as of September 30, 2005.

8. Debt

Debt consists of the following:

	September 30, 2005	December 31, 2004
	(unaudited)
Senior Credit Facility:
Term loan	$5,378	$4,140
Revolver	6,600	6,500
Senior Subordinated Notes, net of unamortized discount of $566 and $708, respectively	83,334	86,042

Total debt	95,312	96,682
Less: Current Maturities	7,800	7,700

Long-term debt	$87,512	$88,982

On June 6, 2003, the Company obtained a five-year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”).

On October 31, 2005, the Company executed an amendment to the WFF Loan to increase its cap on capital expenditures to $3,500 annually. The amendment was deemed effective as of June 30, 2005.

On April 4, 2005, the Company executed an amendment to the WFF Loan to increase its total borrowing availability by approximately $5,000. The amendment was deemed to be effective as of March 31, 2005. The amendment provided for the following: (1) reduced the maximum facility size to $25,000; (2) reloaded the term loan back to the lesser of $6,000 or 70% of the orderly liquidation value of eligible equipment; (3) increased the advance rate on finished goods inventory from 45% to 55%; (4) reduced the Excess Availability to $1,000 at all times; and (5) released the $550 environmental reserve previously in place.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

8. Debt – (Continued)

As a result of these amendments, the WFF Loan now has a maximum revolver credit line of $19,000 with a letter of credit sub-line of $4,000, an inventory sub-line of $10,000 and a term loan of $6,000, of which the principal was fully funded at the amendment date and is being amortized over 60 months.

WFF has a first priority, perfected security interest in our assets. The WFF Loan, as amended, provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10,000 or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7,000 and of LIBOR + 3.5% or the Wells Fargo Prime Rate + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a $3,500 cap on annual capital expenditures; and (iv) an early termination fee.

In addition to the covenant requirements set forth above, the WFF Loan does not allow the Company to pay dividends or distributions on its outstanding capital stock (including to its parent) and limits or restricts the Company’s ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets or merge or consolidate without the consent of the lender. The WFF Loan permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the WFF Loan or if an event of default exists under the indenture governing the Senior Subordinated Notes that would permit the trustee or holders thereunder to accelerate payment of the outstanding principal and accrued unpaid interest with respect to the Senior Subordinated Notes.

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. and two of NVH, Inc.’s subsidiaries, Glass Holdings LLC and BGF Services, Inc. As of September 30, 2005, amounts outstanding under the WFF Loan totaled $11,978 and consisted of $5,378 under the term loan and $6,600 under the revolver. As of December 31, 2004, amounts outstanding under the WFF Loan totaled $10,640 and consisted of $4,140 under the term loan and $6,500 under the revolver. As of September 30, 2005, the Company had exercised its LIBOR Rate option on $5,000 of the term loan and $6,000 of the revolver. Interest rates as of September 30, 2005 on the outstanding amounts under the LIBOR options were 7.27% and 7.52% on the term loan and revolver, respectively. Interest rates as of September 30, 2005 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 7.25% and 7.75%, respectively. Interest rates on the amounts outstanding under the term loan and revolver as of December 31, 2004 were 6.25%.

Availability under the revolver at September 30, 2005 and December 31, 2004 was $11,048 and $6,907, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $0 and $550 for September 30, 2005 and December 31, 2004, respectively for potential environmental liabilities. The reserve for interest payments is increased by $189 a week in 2004 and $171 a week in 2005, and is reset to $0 when such payment is made. As of September 30, 2005 and December 31, 2004, the total outstanding reserves amounted to $1,985 and $5,270, respectively.

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

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

8. Debt – (Continued)

The indenture governing the Senior Subordinated Notes does not allow the Company to pay dividends or distributions on its outstanding capital stock (including to its parent) and limits or restricts the Company’s ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate without the consent of the trustee or a certain percentage of the holders. In particular, the Company is prohibited from incurring additional debt or making certain additional investments unless it maintains a consolidated fixed charge coverage ratio of greater than 2.0 to 1.0. The indenture permits the trustee or the holders of 25% or more of the Senior Subordinated Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $5,000 of other debt of the Company, such as the WFF Loan.

The fair value of the Senior Subordinated Notes as of September 30, 2005 and December 31, 2004 was $80,544 and $86,750, respectively.

The Company is in compliance with all of the covenants and ratios under the WFF Loan and the indenture governing its Senior Subordinated Notes for all periods presented.

9. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2005 and September 30, 2004 was 0.0%. The Company incurred no tax provision in these periods due to the fact that the Company has a full valuation allowance recorded against its net deferred tax assets which include net operating loss carry-forwards.

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

Net periodic costs for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2005 and September 30, 2004 were comprised of:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Net periodic pension cost:
Service cost	$305	$233	$22	$22	$877	$723	$67	$68
Interest cost	341	283	26	34	1,007	879	79	105
(Expected return on plan assets)	(339)	(249)	—	—	(935)	(712)	—	—
Amortization of prior service cost	2	2	—	—	5	5	—	—
Recognized net actuarial (gain) or loss	49	25	—	4	118	75	—	12

Total net periodic pension cost	$358	$294	$48	$60	$1,072	$970	$146	$185

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

10. Employee Benefits - (Continued)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
United States	$34,513	$36,058	$107,121	$109,963
Foreign	2,151	2,913	8,316	7,780

	$36,664	$38,971	$115,437	$117,743

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

As permitted by Delaware law, the Company may indemnify its directors, officers, employees and agents and its former directors, officers, employees and agents and those who serve, at the corporation’s request in such capacities with another enterprise, against expenses (including attorney’s fees), as well as judgments, fines and settlements in non-derivative lawsuits, actually and reasonably incurred in connection with the defense of any action, suit or proceeding in which they or any of them were or are made parties or are threatened to be made parties by reason of their serving or having served in such capacity. Article V of the Company’s bylaws provide, under certain circumstances, for the indemnification of the Company’s present or former directors or officers or persons who, at the request of the Company, are or were serving in a similar capacity for another corporation or entity. These provisions also allow the Board of Directors to purchase and maintain insurance on behalf of BGF Industries, Inc.’s present or former directors, officers or persons who are or were serving at the request of BGF Industries, Inc. as a director or officer of another corporation or entity. No liabilities have been recorded for such purposes as of September 30, 2005.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

12. Commitments and Contingencies - (Continued)

Operating Leases. The Company leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and non-cancelable operating leases. Rent expense amounted to $894 and $286 for the nine and three months ended September 30, 2005, respectively, and $909 and $291 for the nine and three months ended September 30, 2004, respectively. Under the terms of non-cancelable operating leases, the Company is committed to the following future minimum lease payments at September 30, 2005:

Fiscal Year
2005	$140
2006	857
2007	361
2008	269
Thereafter	—

13. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that fixed production overhead cost be allocated to units of production based on the normal capacity of each production facility. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to materially impact its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect SFAS No.153 to materially impact its financial statements.

14. Related Party Transactions

The Company is a wholly owned subsidiary of Porcher Industries through NVH, Inc., a U.S. holding company. The Company has ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, NVH, Inc. and wholly-owned subsidiaries of NVH, Inc., including Glass Holdings LLC, as well as other affiliates of Porcher Industries.

The Company is the guarantor of an executive’s deferred compensation agreement with a subsidiary of Glass Holdings LLC.

15. Restatement of Financial Statements

The Company has restated its unaudited interim financial statements for the nine months ended September 30, 2004. The restatement corrects the accounting in 2003 for a sale and leaseback of the Company’s corporate headquarters facility that was accounted for as a financing under the provisions of FAS 98 “Accounting for Leases.” The Company previously amortized the financing obligation over the initial 7 year term of the agreement resulting in an effective interest rate of approximately 4%. The Company has now determined that the amortization of the financing obligation should be over the entire 22-year term of the agreement, which includes the renewal option periods, resulting in an effective interest rate of 18%. The effect of the restatement was to record additional interest expense of approximately $100 for the three months ended September 30, 2004 and $300 for the nine months ended September 30, 2004. The following table reconciles previously reported and restated financial information.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

15. Restatement of Financial Statements - (Continued)

	Three Months Ended September 30, 2004 As Previously Reported	Three Months Ended September 30, 2004 As Restated	Nine Months Ended September 30, 2004 As Previously Reported	Nine Months Ended September 30, 2004 As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense on finance obligation	$20	$120	$62	$362
Net income	1,535	1,435	3,816	3,516
Finance obligation	1,920	2,620	1,920	2,620
Total liabilities	129,043	129,743	129,043	129,743
Stockholder’s deficit	(33,382)	(34,082)	(33,382)	(34,082)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption “Disclosure Regarding Forward- Looking Statements.” You are encouraged to read this statement carefully. You should read the following discussion and analysis in conjunction with the accompanying financial statements and related notes, and with our audited financial statements and related notes as of and for the year ended December 31, 2004 set forth in our 2004 Annual Report on Form 10-K.

We have restated our results for the three and nine months ended September 30, 2004. This restatement is due to an adjustment relating to the accounting in 2003 for a sale and leaseback of our corporate headquarters facility located in Greensboro, North Carolina. The transaction was accounted for as a financing under the provisions of FAS 98 “Accounting for Leases.” In our previously reported financial statements, the amortization of the financing obligation utilized the initial 7 year term of the agreement and an effective interest rate of approximately 4% which was causing the obligation to be amortized faster than the related assets were being depreciated, resulting in a built-in loss on the property. We discussed our accounting for the transaction with our independent registered public accounting firm at the time of the transaction. We subsequently determined that the amortization of the financing obligation should be over the entire 22-year term of the agreement, which includes the renewal option periods, at an effective interest rate of 18%. This adjustment resulted in an increase of $0.1 million in interest expense for the three months ended September 30, 2004 and $0.3 million for the nine months ended September 30, 2004. We have discussed our revised accounting and the related adjustments with our independent registered public accounting firm. See Note 15 to our financial statements for further discussion of this adjustment as well as our 2004 Annual Report on Form 10-K.

Overview

Our business focuses on the production of value-added specialty woven fabrics, non-woven fabrics and parts made from glass, carbon, aramid and silica fibers. Our products are a critical component in the production of a variety of electronic, filtration, composite, insulation, protective, construction and commercial products. Our products are used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, electronics, power generation and oil refining. In line with our strategy of continued new product development, we realized 22% of our sales in the third quarter 2005 from products that are new within the last three years.

Overall sales decreased $2.3 million to $36.7 million in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This decrease in sales is mainly the result of lower sales for ballistic applications and a decline in sales of our insulation products. Our profitability decreased with gross margins decreasing from 18.5% in the three months ended September 30, 2004 to 14.7% in the three months ended September 30, 2005 due mainly to lower manufacturing capacity utilization. These factors directly and negatively impacted our net income, resulting in a net income of $0.4 million in the three months ended September 30, 2005 compared to a net income of $1.4 million in the three months ended September 30, 2004 (as restated).

Overall sales decreased $2.3 million to $115.4 million in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease in sales is mainly due to the continuing decline in the U.S. electronics market and a decline in sales of our insulation products. Our profitability decreased with gross margins decreasing from 17.2% in the nine months ended September 30, 2004 to 14.6% in the nine months ended September 30, 2005 mainly due to lower manufacturing capacity utilization. These factors directly and negatively impacted our net income, resulting in a net income of $0.6 million in the nine months ended September 30, 2005 as compared to net income of $3.5 million in the nine months ended September 30, 2004 (as restated).

We have continued our efforts to maintain a level of inventory that is consistent with our sales level and maximize our asset utilization. Inventories decreased $1.2 million to $25.9 million from December 31, 2004 as compared to September 30, 2005. In addition, we have continued to reduce our borrowings. Borrowings under our finance arrangements decreased $1.5 million to $95.9 million (excluding discount) from December 31, 2004 as compared to September 30, 2005.

During the first quarter of 2005, we eliminated nine salary positions at our South Hill multi-layer fabrics facility. This action was taken as a result of the continuing decline in the domestic electronics market, which has delayed the expansion of the multi-layer facility for the foreseeable future. This resulted in approximately $0.4 million of non-recurring severance costs. All of these costs have been paid as of September 30, 2005. We anticipate future savings of approximately $0.6 million per year as a result of the elimination of the salary positions.

On October 31, 2005, we executed an amendment to our five-year financing arrangement with Wells Fargo Foothill, Inc. (the “WFF Loan”) to increase our cap on capital expenditure to $3.5 million annually. The amendment was deemed effective as of June 30, 2005.

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

While our performance to date in 2005 has enabled us to meet our financial obligations, there can be no assurance that we will be able to continue to generate sufficient operating cash flow to fund our operations and interest payments on our Senior Subordinated Notes or that we will be able to continue to meet the financial covenants and make required loan payments under the WFF Loan.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. Set forth below are revised disclosures with respect to certain of our critical accounting policies. For a discussion of other critical accounting policies that affect our more complex judgments and estimates please see our Annual Report on Form 10-K for the year ended December 31, 2004.

Shipping and Handling Costs. Shipping and handling costs, which consist principally of freight, inspection costs, warehousing costs and internal transfer costs, are included in cost of goods sold. Revenue received from customers for shipping and handling costs, if any, are included in sales. These revenues are immaterial for all periods presented.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include advertising and promotion costs, administrative and sales salaries, sales commissions, and professional and consulting fees not directly related to manufacturing activities.

Revenue Recognition. Revenue from product sales and the related cost of goods sold are recognized at the time both risk of loss and legal title transfer to the customer, which is at delivery in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Additionally, revenue is recognized only when the price is readily fixed or determinable and collectibility is reasonably assured. The customer may return goods for approved quality reasons. Provisions are made for estimated product returns, claims and allowance. Additionally, as required by SFAS 48, revenue is recognized only when the price is substantially fixed or determinable, the customer is obligated to pay and collectibility is reasonably assured, the customer acquiring the product for resale has economic substance apart from that provided by us and we do not have significant obligations for future performance.

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

In 2003, we submitted to the EPA a final Site Characterization Report (“SCR”) documenting the assessment of the BGF property and the creek that drains from the property. In May 2004, the EPA approved the SCR and described acceptable steps for a multi-phased clean-up of the site. We are in the process of drafting a clean-up plan, consistent with the EPA’s directions. In 2004, we submitted to the EPA a draft plan addressing clean-up around the site. In the third quarter 2005, we finalized engineering plans and specifications to relocate storm water away from the remediation areas. We anticipate a contract for this work to be issued in the fourth quarter of 2005. We expect to review the remediation work that will follow the storm water relocation with the EPA in the fourth quarter of 2005.

A 1998 Phase Two Environmental Site Assessment at our Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and clean-up are regulated by South Carolina’s DHEC, which notified us that the chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, we are pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Recent tests show reduced levels of solvent concentrations.

As of September 30, 2005 and December 31, 2004, we had reserves of $2.5 million and $2.7 million, respectively, for environmental exposure. The reserves reflect the estimated remediation costs for the Altavista facility, as obtained from the environmental consulting firm that conducted the site assessment and submitted the SCR to the EPA. Estimated remediation costs at the Cheraw facility are $0.4 million, which also is reflected in the reserve. Remediation costs are estimates, subject to the EPA’s approval of a remediation plan and to other factors that may arise in the remediation process.

As the clean-up progresses, we may need to revise these reserves but we are unable to derive a more precise estimate at this time, as actual costs remain uncertain. We must await the EPA’s approval of the final remediation plan before we can revise these estimates. However, there can be no assurance that we will not be required to respond to our environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on our financial condition.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004 (restated)	2005	2004 (restated)
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.3%	81.5%	85.4%	82.8%

Gross profit	14.7%	18.5%	14.6%	17.2%
Selling, general and administrative expenses	6.0%	6.3%	6.5%	6.3%
Asset impairment charge	—	0.6%	—	0.2%

Operating income	8.7%	11.6%	8.1%	10.7%
Interest expense	7.7%	7.8%	7.5%	7.7%
Other (income) loss, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	1.0%	3.8%	0.6%	3.0%
Income tax expense (benefit)	—	—	—	—

Net income	1.0%	3.8%	0.6%	3.0%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 (as restated)

Net Sales. Net sales decreased $2.3 million, or 5.9%, to $36.7 million in the three months ended September 30, 2005 from $39.0 million in the three months ended September 30, 2004.

Sales of our composite fabrics, which are used in various applications including structural aircraft parts and interiors, have represented approximately one-third of our total net sales over the past two years. Sales of these fabrics increased $2.1 million, or 19.4%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 due primarily to increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics, which are used by industrial customers to control emissions into the environment, have represented approximately 20% of our total net sales over the past two years. Sales of these fabrics decreased $0.7 million, or 9.3%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease is due primarily to the fact that the September 2004 quarter was very strong based on sales to a customer under a specific utility contract. This contract terminated in the second quarter of 2005.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, have represented less than 10% of our net sales over the past two years, but has experienced significant increases over that time. Sales of these products decreased $1.1 million, or 28.6%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 due to raw material availability constraints and the completion of some specific armor programs.

Sales of our insulation fabrics, which are used for high temperature products, have represented approximately 10% of our net sales during the past two years. Sales of insulation fabrics decreased $1.4 million, or 37.6%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 due primarily to a 60% reduction in purchases by a customer for major appliance applications, who previously accounted for approximately 17% of sales of our insulation fabrics. This customer has begun to satisfy its fabric needs with in-sourced manufacturing.

Sales of our electronics fabrics, which are used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes have represented approximately 20% of our total net sales over the past two years. Buyers of our electronic fabrics are primarily based in North America. Sales of electronic fabrics decreased $0.8 million, or 10.1%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Sales of these fabrics have been adversely affected by the movement of electronic industry production outside of North America, such as to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit Margins. Gross profit margins decreased to 14.7% in the three months ended September 30, 2005 from 18.5% in the three months ended September 30, 2004 due primarily to a decrease in rental income associated with the co-location facility at the lightweight fabrics facility and lower absorption of fixed costs as a result of less capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million to $2.2 million in the three months ended September 30, 2005 from $2.5 million in the three months ended September 30, 2004. This was primarily due to a decrease in employee benefits.

Asset Impairment Charge. In September 2004, we entered into an agreement to sell certain equipment at the South Hill heavyweight fabrics facility to an affiliate. The equipment was recorded at $0.4 million, which is fair value less estimated selling costs, as of September 30, 2004 and was reclassified as a current asset on the balance sheet. The impairment charge on the asset of $0.2 million was recognized in September 2004.

Operating Income. As a result of the aforementioned factors, operating income decreased $1.3 million to $3.2 million, or 8.7% of net sales, in the three months ended September 30, 2005, from $4.5 million, or 11.6% of net sales in the three months ended September 30, 2004.

Interest Expense. Interest expense decreased $0.3 million to $2.8 million, in the three months ended September 30, 2005 compared to $3.1 million in the three months ended September 30, 2004 due to the purchase of $11.8 million of our Senior Subordination Notes from October 2004 through June 2005.

Income Tax Expense (Benefit). The effective tax rates in the three months ended September 30, 2005 and September 30, 2004 were 0.0% and 0.0%, respectively. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit for the three months ended September 30, 2005 and September 30, 2004.

Net Income. As a result of the aforementioned factors, our net income decreased $1.0 million to a net income of $0.4 million in the three months ended September 30, 2005, from a net income of $1.4 million in the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 (as restated)

Net Sales. Net sales decreased $2.3 million, or 2.0%, to $115.4 million in the nine months ended September 30, 2005 from $117.7 million in the nine months ended September 30, 2004.

Sales of composite fabrics, which are used in various applications including structural aircraft parts and interiors, have represented approximately one-third of our total net sales over the past two years. Sales of these fabrics increased $2.4 million or 6.6%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics, which are used by industrial customers to control emissions into the environment, have represented approximately 20% of our total net sales over the past two years. Sales of these fabrics increased $1.9 million, or 9.3%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was due primarily to a shift from sales of lower priced products to higher priced products and an increase in export sales due to an increased focus on global markets. The increase in export sales of filtration fabrics accounted for approximately 50% of this increase.

Sales of protective fabrics, which are used in various ballistics applications, including personal and vehicle armor, have generally represented less than 10% of our net sales over the past two years, but has experienced significant increases over that time. Sales of protective fabrics increased $0.5 million, or 5.4%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to increased purchases by customers who supply the U.S. military primarily to support its activities in Iraq.

Sales of our insulation fabrics, which are used for high temperature products, have represented approximately 10% of our net sales during the past two years. Sales of insulation fabrics decreased $2.4 million, or 20.4%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due primarily to a 60% reduction in purchases by a customer for major appliance applications, who previously accounted for approximately 17% of sales of our insulation fabrics. This customer has begun to satisfy its fabric needs with in-sourced manufacturing.

Sales of our electronics fabrics, which are used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes, have represented approximately 20% of our total net sales over the past two years. Buyers of our electronic fabrics are primarily based in North America. Sales of electronic fabrics decreased $4.7 million, or 17.4%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Sales of these fabrics have been adversely affected by the movement of electronic industry production outside of North America, such as to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit Margins. Gross profit margins decreased to 14.6% in the nine months ended September 30, 2005 from 17.2% in the nine months ended September 30, 2004 due to a decrease in rental income associated with the co-location facility at the lightweight fabrics facility, lower absorption of fixed costs as a result of less capacity utilization, as well as non-recurring severance costs of $0.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly by $0.1 million to $7.5 million in the nine months ended September 30, 2005 from $7.4 million in the nine months ended September 30, 2004. This was primarily due to an increase in consulting and professional fees, partially offset by a decrease in employee benefits.

Asset Impairment Charge. In September 2004, we entered into an agreement to sell certain equipment at the South Hill heavyweight fabrics facility to an affiliate. The equipment was recorded at $0.4 million, which was fair value less estimated selling costs, as of September 30, 2004, and was reclassified as a current asset on the balance sheet. The impairment charge on the asset of $0.2 million was recognized in September 2004.

Operating Income. As a result of the aforementioned factors, operating income decreased $3.2 million to $9.3 million, or 8.1% of net sales, in the nine months ended September 30, 2005, from $12.5 million, or 10.7%, of net sales in the nine months ended September 30, 2004.

Interest Expense. Interest expense decreased $0.3 million to $8.7 million, or 7.5% of net sales, in the nine months ended September 30, 2005 from $9.0 million, or 7.7% of net sales, in the nine months ended September 30, 2004, due to the purchase of $11.8 million of our Senior Subordinated Notes from October 2004 through June 2005.

Income Tax Expense (Benefit). The effective tax rates in the nine months ended September 30, 2005 and 2004 were 0.0% and 0.0%, respectively. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit for the nine months ended September 30, 2005 and September 30, 2004.

Net Income. As a result of the aforementioned factors, our net income decreased $2.9 million to a net income of $0.6 million in the nine months ended September 30, 2005, from a net income of $3.5 million in the nine months ended September 30, 2004.

Balance Sheets

Accounts Receivable. Accounts receivable increased $0.8 million, or 4.7%, from December 31, 2004 to September 30, 2005. This increase was a result of low sales during the month of December 2004, resulting in abnormally low accounts receivable at the end of December.

Inventory. Inventory decreased $1.2 million, or 4.5%, to $25.9 million at September 30, 2005, compared to $27.1 million at December 31, 2004. This decrease was a result of our continuing efforts to reduce working capital.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $1.8 million, or 10.6%, from December 31, 2004 to September 30, 2005. This decrease was primarily the result of a decrease in accrued interest expense.

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

On June 6, 2003, we entered into the five-year financing agreement with WFF. The WFF Loan is guaranteed by our parent, NVH, Inc., BGF Services, Inc. and Glass Holdings LLC. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs as well as retire other outstanding debt.

On October 31, 2005, we executed an amendment to our five-year financing arrangement with WFF to increase our cap on capital expenditure to $3.5 million annually. The amendment was deemed effective as of June 30, 2005.

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

The WFF Loan, as amended, has a maximum revolver credit line of $19.0 million with a letter of credit sub-line of $4.0 million, an inventory sub-line of $10.0 million and a term loan of $6.0 million, of which the principal was fully funded at the amendment date and is being amortized over 60 months.

WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10.0 million or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7.0 million and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a $3.5 million cap on annual capital expenditures; and (iv) an early termination fee.

In addition to the covenant requirements set forth above, the WFF Loan does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets or merge or consolidate. The WFF Loan permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the WFF Loan or if an event of default exists under the indenture governing the Senior Subordinated Notes that would permit the trustee or holders thereunder to accelerate payment of the outstanding principal and accrued unpaid interest with respect to the Senior Subordinated Notes.

As of September 30, 2005, amounts outstanding under the WFF Loan totaled $12.0 million, which consisted of $5.4 million under the term loan and $6.6 million under the revolver. As of December 31, 2004, amounts outstanding under the WFF Loan totaled $10.6 million and consisted of $4.1 million under the term loan and $6.5 million under the revolver. As of September 30, 2005, we had exercised the LIBOR Rate option on $5.0 million of the term loan and $6.0 million of the revolver. Interest rates as of September 30, 2005 on the outstanding amounts under the LIBOR options were 7.27% and 7.52% on the term loan and revolver, respectively. Interest rates as of September 30, 2005 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 7.25% and 7.75%, respectively. Interest rates on the amounts outstanding under the term loan and revolver as of December 31, 2004 were 6.25%.

Availability under the revolver as of September 30, 2005 and November 1, 2005 was $11.0 million and $10.4 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of September 30, 2005 and November 1, 2005, the outstanding reserves totaled $2.0 million and $2.6 million, respectively.

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The indenture governing the Senior Subordinated Notes does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. In particular, we are prohibited from incurring additional debt or making certain additional investments unless it maintains a consolidated fixed charge coverage ratio of greater than 2.0 to 1.0. The indenture permits the trustee or the holders of 25% or more of the Senior Subordinated Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $5.0 million of our other debt, such as the WFF Loan.

On June 23, 2005, we purchased $2.9 million (face value) of Senior Subordinated Notes for $2.8 million plus accrued interest of $0.1 million. This transaction resulted in a gain on extinguishment of debt of $0.1 million. The Senior Subordinated Note purchase was funded by a combination of cash and borrowings under the WFF Loan. The original amount of the Senior Subordinated Notes issued was $100.0 million, of which $83.9 million in face amount remains outstanding as of September 30, 2005.

The fair value of the Senior Subordinated Notes as of September 30, 2005 and December 31, 2004 was approximately $80.5 million and $86.8 million, respectively.

We are in compliance with all of the covenants and ratios under the WFF Loan and the indenture governing our Senior Subordinated Notes for all periods presented, and expect to remain in compliance for the foreseeable future. However, this forward-looking statement is subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements”.

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

Net Cash (Used In) Provided by Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2005 was $2.7 million, compared with net cash used in operating activities of $4.7 million in the nine months ended September 30, 2004, and was primarily the result of a decrease of the working capital in 2005 compared to an increase in 2004 partially offset by lower profitability in 2005.

Net Cash Used In Investing Activities. Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2005 and was primarily the result of purchases of property, plant and equipment.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2005, compared with net cash provided by in financing activities of $1.9 million for the nine months ended September 30, 2004 and was primarily the result of the redemption of some of our Senior Subordinated Notes in 2005 combined with higher net borrowings under the Revolver in 2004 that were partially offset by higher borrowings under the Term Loan in 2005.

Contractual Obligations

Following is a summary of our contractual obligations as of December 31, 2004:

Payments due by year

(Dollars in millions)

	2005	2006	2007	2008	Thereafter	Total
Debt(1)	$7.7	$1.2	$1.2	$0.5	$86.8	$97.4
Interest on debt(2)	9.2	9.1	9.0	8.9	0.4	36.6
Finance obligation(3)	0.4	0.4	0.4	0.4	0.5	2.1
Deferred compensation payments(4)	0.1	0.1	0.1	0.1	0.2	0.6
Operating leases	1.4	1.2	0.8	0.7	—	4.1

Total	$18.8	$12.0	$11.5	$10.6	$87.9	$140.8

(1)	The $86.8 million Senior Subordinated Notes are scheduled to mature in 2009. Amounts due in 2005 through 2008 consist of principal payments on the term loan with WFF as well as the outstanding revolver balance.
(2)	The interest relates to the Senior Subordinated Notes and the WFF term loan. The term loan carries a variable interest rate. A reasonable future estimated interest rate was used and applied to the average outstanding balance of the term loan.
(3)	Finance obligation represents payments due under a financing arrangement for the sale and leaseback of our corporate headquarters facility.
(4)	Amounts shown do not include expected future payments to officers who have not yet retired. Such amounts, if and to the extent payable, are determined upon a salary-based formula set forth in such contracts and described under “Executive

Compensation – Deferred Compensation Arrangements” of the 2004 10-K. A $2.0 million liability is currently recorded on the balance sheet to reflect expected future payments to officers who will retire in the future. Since the future payment of any such amounts depends upon the occurrence of certain events that are currently unknown (such as relevant retirement dates, etc.), we do not have any indication of when and over what timeframe such amounts will be paid.

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

Looking ahead for the remainder of 2005:

•	Sales trends during October and early November 2005 appear to be consistent with the first nine months of 2005.

•	We plan to continue our efforts to reduce our inventory during the remainder of 2005.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that fixed production overhead cost be allocated to units of production based on the normal capacity of each production facility. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect SFAS No. 151 to materially impact our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect SFAS No.153 to materially impact our financial statements.

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

The fair value of the Senior Subordinated Notes as of September 30, 2005 and November 1, 2005 was approximately $80.5 million.

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

Based on the most recent evaluation, which was completed as of the end of the period covered by this report, our president and chief financial officer believe that our disclosure controls are effective. There have been no significant changes in our internal controls or in any other factors that could significantly affect the internal controls during the third quarter of 2005 or subsequent to the date we completed our evaluation.

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

Date: November 10, 2005