Form 10-K
period 2005-12-31
BGF INDUSTRIES INC
filed 2006-03-31
CIK 1078394

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 333-72321

BGF INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1600845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3802 Robert Porcher Way

Greensboro, N.C. 27410

(Address of principal executive offices) (Zip Code)

336-545-0011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There is no established trading market for the Common Stock of the registrant. All shares of Common Stock are held by an affiliate of the registrant. As of March 30, 2006, there were 1,000 shares of common stock outstanding.

BGF INDUSTRIES, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2005

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review “Item 1A. Risk Factors” and the other cautionary statements we make in this Annual Report and in other reports and registration statements we file with the Securities and Exchange Commission. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

PART 1

Item 1. Business

General

Our business focuses on the production of value-added specialty woven fabrics, non-woven fabrics and parts made from glass, carbon, aramid and silica fibers. Our products are a critical component in the production of a variety of electronic, filtration, composite, insulation, protective, construction and commercial products. Our products are used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products they make for their own customers in various markets, including aerospace, transportation, construction, electronics, power generation and oil refining.

In the course of our normal operations, we are engaged in various related party transactions. See “Item 13. Certain Relationships and Related Transactions.”

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

Limited Number of Domestic Producers. We are one of a limited number of major domestic manufacturers of woven and non-woven fiber fabrics. Our major competitors in the global glass fabric weaving industry are Hexcel Corporation, Nitto Boseki (Japan), Nan Ya Plastics (Taiwan) and Taiwan Glass (Taiwan). We and Hexcel Corporation are the primary manufacturers based in the United States. Direct imports of glass fiber fabrics into the U.S. have been increasing and the relocation of a large segment of the electronics industry to Asia has reduced demand for domestically produced glass fiber fabrics used in printed circuit boards.

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

Diversified Markets and Uses. The unique characteristics of our fabrics and parts make them critical components in a variety of products manufactured for sale in the electronics, composites, filtration, commercial, protective, insulation and construction markets. Within each of these markets, our products have a variety of applications, including:

•	Printed circuit boards

•	Helicopter blades

•	Telecommunications equipment

•	Filtration bags

•	Roofing materials

•	Heat shields

•	Wall coverings

•	Welding curtains

•	Aircraft laminates

•	Sporting goods

•	Automotive insulation

Lack of Product Substitutes. For many applications of our products, there are currently a limited number of economical product substitutes, if any. For example, substantially all printed circuit boards for high-end electronics applications use glass fiber fabrics. The unique properties of glass fiber also make it a critical component in high temperature filtration and insulation products. In many composite products, only glass, carbon and aramid fibers can currently meet the requisite strength-to-weight ratios.

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

Business Strategy

Our goal is to be the preferred supplier to markets that require a technically complex application of woven and non-woven fabrics and parts made of glass, carbon, aramid, and silica yarns. To achieve this goal, we pursue the following strategies:

Capitalize on the Continued Growth of the Filtration and Composites Markets. We believe opportunities exist to increase our sales and market share in both the filtration and composites markets. We intend to leverage our already strong position in the high temperature filtration market by developing new high performance fabrics for environmental applications in power generation, steel mills and other industries that are subject to strict environmental regulations. In addition, we believe that there may be increased opportunities internationally in this market as lesser-developed countries adopt stricter environmental regulations. We also believe that we have opportunities to increase our sales in the composites market for applications in the transportation industry. In the composites market, we are pursuing strategic relationships with key suppliers to the aerospace and automobile industries for the design and manufacture of new products.

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

Products and Markets

We sell our products primarily in the United States and focus on the following markets:

Commercial. Our glass fiber fabrics are used in commercial applications where fire resistance and dimensional stability are critical. Applications for these products include ceiling tile and acoustical facing fabrics, window coverings and movie screens. These sales represented 5.8% of our net sales in 2005 and 2004. Sales of our commercial fabrics were $8.8 million and $9.3 million in 2005 and 2004, respectively. Sales have remained relatively flat in this sector.

Composites. Our glass, carbon and aramid fiber fabrics are used in various applications, including structural aircraft parts and interiors. Net sales of fabrics for composites were $50.6 million in 2005 and $48.0 million in 2004. These sales represented

33.1% and 30.8% of our net sales in 2005 and 2004, respectively. This increase is primarily the result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S. based aircraft manufacturers.

Construction. The fire resistant qualities of glass fiber fabrics make them a critical component of products used in the construction industry. Applications for these products include smoke and fire barrier curtains, drywall bonding tape, rubber mat backing and fabric structures, such as commercial tents and roofs. Sales of our construction fabrics were $8.1 million and $8.6 million in 2005 and 2004, respectively. These sales represented 5.3% and 5.5% of our net sales in 2005 and 2004, respectively. Sales have remained relatively flat in this sector.

Electronics. We produce glass fiber fabrics for multi-layer and rigid printed circuit boards, coated fabrics and electronic tapes for use in the electronics industry. Buyers of our electronic fabrics are primarily based in North America. Sales of glass fabrics to the electronics industry were $29.4 million in 2005 and $33.8 million in 2004. These sales represented 19.2% and 21.7% of our net sales in 2005 and 2004, respectively. Sales of these fabrics have been adversely affected by the movement of electronic industry production outside of North America to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Filtration. We produce fabrics for high temperature dust filtration used by industrial customers to control emissions into the environment. Our filtration bags are sold to utilities, producers of asphalt and carbon black, cement plants and steel mills. Sales of our filtration fabrics were $29.7 million in 2005 and $28.7 million in 2004. These sales represented 19.4% and 18.3% of our net sales in 2005 and 2004, respectively. This increase is due primarily to a shift in product mix from sales of lower priced products to higher priced products and sales to a customer under a specific utility contract, which accounted for approximately 45% of this increase. This utility contract terminated in the second quarter of 2005.

Insulation. We produce materials for high-temperature, fire-resistant insulation. Applications for these products include insulation for joints, pipes, valves, transportation exhaust systems, heat shields and home appliances. Sales of our insulation products were $11.7 million and $15.5 million in 2005 and 2004, respectively. These sales represented 7.7% and 10.0% of our net sales in 2005 and 2004, respectively. The decline in sales of insulation products is due primarily to the completion of a major automotive program as well as a 30% reduction in purchases by a customer for major appliance applications, who previously accounted for approximately 17% of sales of our insulation products. This customer has begun to satisfy its product needs with in-sourced manufacturing.

Protective. We produce protective fabrics that are used in various ballistics applications such as armored vehicles and personal protective armor. These sales have generally represented less than 10% of our net sales over the past two years but have experienced a significant increase over that time. Sales of our protective fabrics were $14.4 million and $11.9 million in 2005 and 2004, respectively. These sales represented 9.4% and 7.6% of our net sales in 2005 and 2004, respectively. This increase is due primarily to increased purchases by customers who supply the U.S. military primarily to support its activities in the Middle East.

Sales and Marketing

We sell our products through an experienced direct sales force of six field sales representatives, four market managers and one inside sales representative. Our sales representatives have specific customer groups, while the market managers are responsible for specific product lines. The sales representatives are compensated on a salary and commission basis and the market managers are compensated on a salary and bonus basis. Each sales representative has a technical orientation and the necessary expertise to sell our full line of products. We maintain an internet web site, located at http://www.bgf.com, which contains extensive product information, as well as a comprehensive B2B capability for our major customers.

Buyers of fabrics rarely, if ever, enter into purchase commitments. Instead, such buyers generally purchase products on an as-needed basis pursuant to purchase orders. Although some of our customers from time to time may notify us of forecasted needs for future periods, these forecasts are typically incomplete, do not represent firm commitments and, in management’s experience, are generally not indicative of future trends with respect to our sales.

We have over 400 customers, including many leading companies in their respective industry segments, including Cytec Engineered Materials, GE Energy (formerly BHA), 3M Company, Composix, Saint Gobain, and W. L. Gore and Associates. We continually seek to strengthen and expand our relationships with our customers. Due to the stringent quality, delivery and performance standards demanded by many of our customers and the ultimate users of our products in various markets, our customers are increasingly moving toward collaborative arrangements among fabric producers, such as BGF, and their own customers. We believe that we are well positioned to benefit from this trend because of our strong competitive position within the industry, our investment in technical and manufacturing expertise and our long-term relationships with customers and suppliers. Our markets remain competitive, however, and this competitiveness is exemplified by continual and rapid technological change. To effectively compete, we must effectively process and utilize extensive technological and manufacturing capabilities. We could face further competition if cost effective alternatives to glass, carbon or aramid fiber fabrics are developed.

One of our customers, Cytec Engineered Materials, accounted for 12.5% and 14.4% of our net sales in 2005 and 2004, respectively. Our top ten customers in 2005 and 2004 accounted for 45.4% and 42.1% of our net sales, respectively.

Industry Segments

We operate in one business segment that manufactures specialty woven fabrics, non-woven fabrics and parts made from glass, carbon, aramid and silica fibers for use in a variety of industrial and commercial applications. The nature of the markets, products, production processes and distribution methods are similar for substantially all of our products.

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

Raw Materials

The principal materials we use to manufacture our products are glass, aramid and carbon yarns. We purchase yarns from AGY, Inc., Cytec Carbon Fibers, Dupont Company and PPG Industries. AGY, Inc. (“AGY”) is an affiliated company. AGY filed for protection under Chapter 11 of the US Bankruptcy Code on December 10, 2002. On April 2, 2004, AGY emerged from bankruptcy. We have not experienced any interruptions in our supply of materials from AGY. As part of AGY’s reorganization, AGY’s glass yarn operation at our South Hill lightweight fabrics facility was closed effective September 30, 2004 and our supply agreement with AGY, relating to this facility, was terminated. The closing of this facility has not affected our raw material supply of glass yarn. Porcher Industries, which owns BGF through NVH, Inc., a US holding company, previously owned a 51% interest in AGY. In conjunction with AGY’s emergence from bankruptcy in April 2004, Porcher Industries indirectly received a 15% interest in the newly emerged AGY entity, AGY Holding Corp., in exchange for entering into a supply agreement with AGY Holding Corp. through December 31, 2006. The supply agreement provides BGF with an economic incentive, but not an obligation, to purchase yarn from AGY. Currently, our main suppliers of carbon yarns are Hexcel Corporation, Grafil, Inc. and Cytec Carbon Fibers and our main supplier of aramid yarns is DuPont.

We have not historically entered into purchase commitments or obligations for raw materials or other items used in production. Similar to the manner in which our customers purchase goods from us as discussed above under “Sales and Marketing,” we purchase raw materials on an as-needed basis pursuant to purchase orders from a number of different suppliers. These purchase orders do not represent an obligation to purchase any raw materials. In fact, ordinary course orders can be cancelled at any time.

Employees

As of December 31, 2005, we employed approximately 849 full time and part time employees, 683 of which are hourly employees and 166 of which are paid on a salary basis. All of our employees are located in the United States. None of our employees are represented by a labor union.

During the first quarter of 2005, we eliminated nine salary positions at our South Hill multi-layer fabrics facility. This action was taken as a result of the continuing decline in the domestic electronics market, which has resulted in an indefinite suspension of our plan to expand our multi-layer facility in South Hill. This resulted in approximately $0.4 million of non-recurring severance costs. All of these costs have been paid as of September 30, 2005. We anticipate future savings of approximately $0.6 million per year as a result of the elimination of the salary positions.

Environmental Matters

We are engaged in an EPA-supervised self-implementing remediation program at our Altavista facility. The remediation program is being conducted under EPA rules at 40 C.F.R. §761.61, promulgated under the Toxic Substances Control Act, that set forth self-implementing cleanup standards for certain contamination by polychlorinated biphenyls, or “PCBs.” PCBs were discovered at the Altavista facility during a 1998 environmental site assessment, and EPA was notified. These PCBs were initially identified in the area of the former location of a heat transfer oil tank that the previous owner of the facility had removed before Porcher Industries acquired us in 1988. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, in groundwater, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the Town of Altavista’s water treatment plant. Interim measures were taken in 1999 and 2000, and have been taken periodically since then, to control PCB migration and minimize exposure.

In 2003, we submitted to the EPA a final Site Characterization Report, or “SCR,” documenting the assessment of the property and the site’s drainage ditch. In May 2004, the EPA approved the SCR. A draft cleanup plan was submitted to the EPA in September 2004 and a final proposed remediation plan was provided to EPA for its review in December 2005. EPA comments, if any, on the plan are anticipated within the next few months.

The remediation plan is generally designed to achieve PCB levels in remaining soils within the area covered by the plan at or below 25 parts per million (ppm), which is consistent with standards set forth in the EPA rules for “low occupancy” sites. The remediation plan covers property owned by us and off-site areas owned by third parties, including the portion of the drainage ditch running from the property off-site to the western edge of adjacent railroad tracks. The portion of the drainage ditch east of the railroad tracks is not included within the scope of the voluntary cleanup. Although this eastern portion of the drainage ditch generally exhibits significantly lower PCB levels than are present in the western portion of the drainage ditch, the exclusion of this area means that soils and/or sediments with PCBs above 25 ppm will remain in this area after the implementation of the plan.

The cleanup work will be divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management contract has been issued and work has begun. We have requested reimbursement, in the form of tax reductions, from the Town of Altavista for 80% of the costs born in this project as the scope of work centers primarily on site utilities. After implementation of the remediation plan, we will re-establish various structures and paved areas so the site can resume work with an enhanced storm water system. Two bids have been submitted by qualified contractors to perform the soil remediation provided for in the remediation plan. We are in the process of reviewing bid details with the contractors and are awaiting communications with the EPA to clarify remaining questions. Upon clarification, the contractors will be invited to rebid if such clarifications generate material changes to the scope of the project.

The implementation of the remediation plan will not completely eliminate PCBs from the area subject to the plan; as noted above, the plan is designed to achieve PCB levels in remaining soils at or below 25 ppm. Further, the remediation plan itself provides for contingencies under which PCBs would remain in place above 25 ppm. While future EPA and/or DEQ enforcement actions could potentially require further cleanup of the site, our voluntary remediation program lessens the likelihood of such enforcement actions.

After implementation of the remediation plan, we will place deed restrictions on the Altavista property, including restrictions limiting the property’s use consistent with a “low occupancy area” within the meaning of the EPA rules and other such limitations as may be appropriate depending on contingencies that may arise (e.g., deed restrictions relating to areas where PCBs may be left in place under a specified cover).

At this time, we anticipate the storm water contract to cost approximately $0.5 million. The cleanup and restoration of site structures, sod and pavement is estimated to be approximately $2.2 million. Accordingly, we have established a reserve of $2.8 million for the environmental issues at the Altavista facility. This reserve was based on bids we have received thus far for conducting the remediation plan and it includes the stormwater enhancement project and post-remediation restoration work. However, remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

•	The portion of the drainage ditch east of the railroad tracks is outside the scope of the self-implemented cleanup. We have no indication whether the State or EPA will seek to require us to undertake work in this drainage ditch. No cleanup plan or estimate for this work has been developed.

•	Our construction estimates are inherently based on assumptions about the total quantity of soil to be removed and disposed, as bids are based on unit costs for removal, transportation, and disposal. The extensive SCR was used as a basis for estimating quantities of soil to be excavated, transported, and deposited in proper landfills, but verification sampling upon excavation will be necessary and it is possible that greater quantities of impacted soil than are currently estimated will require removal. Transportation and disposal costs are approximately two-thirds of the estimated cost of the project. Accordingly, a material increase in the quantity of soil removed in excess of the currently-estimated amounts would correspondingly materially increase the cleanup cost.

•	Many areas requiring cleanup are adjacent to structures. Current plans call for addressing these areas in a manner that does not require shoring foundations, which may entail leaving some amount of soil with greater than 25 ppm PCBs in place. EPA direction may require additional work in these areas, requiring slower hand digging and engineering shoring. Any such direction will increase the cost of the project.

•	Utilities may exist in and around the dig site that could be damaged. While all efforts will be made to avoid damaging utilities, any such damage may cause part or all work at the plant to be suspended until such utilities can be restored. While not adding greatly to the project cost, the indirect cost of such an interruption through lost revenue could be material.

Completion of the remediation plan will address impacted soils at the site but will not preclude possible further action by EPA under other environmental statutes and rules or by Virginia. We are aware that the DEQ is calculating Total Maximum Daily Loads (TMDLs) for pollutants in water bodies. Samples have been taken for PCBs over large expanses of the Staunton River into which our storm water discharges. We are not certain whether DEQ’s sampling may result in additional claims regarding areas downstream of our property including in the portion of the drainage ditch east of the railroad track or in the Staunton River.

In addition, a 1998 Phase Two Environmental Site Assessment at our Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, we are pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. We may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of December 31, 2004, we had a reserve of $0.4 million for the above-described environmental issues at the Cheraw facility. The reserve has been reduced to $0.1 million as of December 31, 2005.

As these environmental cleanups progress, in the future we may need to revise the reserves for Altavista and Cheraw but we are unable to derive a more precise estimate at this time, as actual costs remain uncertain. However, there can be no assurance that we will not be required to respond to our environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on our financial condition.

Item 1A. Risk Factors

Our business operations and financial condition are subject to various risks. The most significant risks are described below, and you should carefully consider these risks in conjunction with the other information contained in this Annual Report in evaluating us or in deciding whether to trade in our Senior Subordinated Notes. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

As a result of our significant debt, we may not be able to meet our obligations or obtain additional financing for capital expenditures or other beneficial activities.

We have substantial outstanding indebtedness. As of December 31, 2005, we had approximately $8.1 million outstanding under our five-year financing agreement with Wells Fargo Foothill (the “WFF Loan”), which bears interest at variable rates. The lender under the WFF Loan has a first priority, perfected security interest in our assets. In addition, the original amount of the Senior Subordinated Notes issued was $100.0 million, of which $83.9 million in face amount remains outstanding as of December 31, 2005. The Senior Subordinated Notes bear an interest rate of 10.25%.

The indenture governing the Senior Subordinated Notes does not prohibit us from incurring substantial additional indebtedness. We can incur additional indebtedness if our consolidated fixed charge coverage ratio is greater than 2.0 to 1.0. We may also incur up to $5.0 million of capitalized lease obligations and purchase money indebtedness and up to $5.0 million of other indebtedness regardless of our consolidated fixed charge coverage ratio. If we add new debt to our current debt levels, the related risks that we now face could intensify.

Our substantial indebtedness creates significant risks, including, but not limited to, the following:

•	we use a substantial portion of our cash flow from operations to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions, research and development and other general corporate purposes;

•	our indebtedness may limit our ability to obtain additional financing and to otherwise fund working capital, capital expenditures, acquisitions, research and development, and other general corporate requirements;

•	our level of indebtedness may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures;

•	our variable-rate debt will result in higher debt service requirements if market interest rates increase; and

•	our failure to comply with the financial and other covenants applicable to our debt could result in an event of default, which, if not cured or waived, could have a material adverse effect on us.

We may not be able to generate sufficient cash flow to meet our debt obligations, including making required payments on the Senior Subordinated Notes.

We have $83.9 million principal balance of outstanding Senior Subordinated Notes as of December 31, 2005. We have reduced the total principal amount of our outstanding debt from $112.6 million at December 31, 2001 to $92.0 million at December 31, 2005. This $20.6 million reduction in outstanding principal debt balances was funded through $16.2 million in non-recurring tax refunds in 2002 and 2003 and $4.4 million of cash flows from operations throughout the four-year period.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the Senior Subordinated Notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations on the Senior Subordinated Notes.

At maturity on January 15, 2009, the entire outstanding principal amount of the Senior Subordinated Notes becomes due and payable by us. We have not reserved funds nor do we expect to generate sufficient cash flow from operations to repay the Senior Subordinated Notes when they mature. We expect that our ability to repay the Senior Subordinated Notes at their scheduled maturity will be dependent in whole or in part on refinancing all or a portion of the Senior Subordinated Notes before they mature. We cannot assure you that we will be able to arrange for additional financing on favorable terms, if at all, to pay the principal amount at maturity or the repurchase price when due.

Because the WFF Loan is senior to and will mature prior to the Senior Subordinated Notes, we may not have enough assets left to pay the holders of our Senior Subordinated Notes.

Before paying principal and interest on the Senior Subordinated Notes, we must first make payments on any of our existing and future senior debt that is in default, including all outstanding amounts under the WFF Loan. All of our real and personal property secures our obligations under the WFF Loan. If we default on any payments required under the WFF Loan, the lender could declare all amounts outstanding, together with accrued and unpaid interest, immediately due and payable. If we are unable to repay the amounts due, the lender could proceed against the collateral securing the debt. If the lender proceeds against any of the collateral, we may not have enough assets left to pay the holders of the Senior Subordinated Notes. Moreover, if we become bankrupt or similarly reorganize, we may not be able to use our assets to pay such holders until after we repay all of our senior debt, including all indebtedness under the WFF Loan. In addition, the WFF Loan may prohibit us from paying amounts due on the Senior Subordinated Notes, or from purchasing, redeeming or otherwise acquiring the Senior Subordinated Notes, if a default exists under the WFF Loan.

Further, our requirement to repay or refinance the WFF Loan before the maturity date of the Senior Subordinated Notes will adversely affect our ability to repay, repurchase or refinance the Senior Subordinated Notes on or before their maturity date. The WFF Loan matures on the earlier of February 28, 2010 or the date that is 180 days prior to the maturity date of the Senior Subordinated Notes. Because the Senior Subordinated Notes are scheduled to mature on January 15, 2009, we expect to be required to refinance the WFF Loan no later than July 18, 2008. We have not reserved funds nor do we expect to generate sufficient cash flow from operations to repay amounts outstanding under the WFF Loan by July 18, 2008. Even if we are able to refinance the WFF Loan, lenders and other financial institutions may thereafter be less willing to provide capital to us on favorable terms, if at all, to refinance the Senior Subordinated Notes.

The indenture governing the Senior Subordinated Notes limits our ability to incur additional debt, transfer or sell assets, and merge or consolidate.

The indenture governing the Senior Subordinated Notes contains a number of significant covenants that may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. These covenants could limit or restrict our ability to:

•	incur additional debt;

•	repurchase securities;

•	make investments;

•	create liens;

•	transfer or sell assets;

•	enter into transactions with affiliates;

•	issue or sell stock of subsidiaries; or

•	merge or consolidate.

These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities, which may be in our best interests.

The WFF Loan may prevent us from satisfying our obligations under the Senior Subordinated Notes.

The WFF Loan requires us to generate at least $13.7 million of EBITDA during each trailing 12-month period. Events beyond our control may prevent us from complying with this requirement. If we breach any of the covenants in the WFF Loan, or if we are unable to comply with the minimum EBITDA requirement, we may be in default under the WFF Loan. If we default under the WFF Loan, the lender can declare all borrowings outstanding, including accrued interest and other fees, due and payable. If we use all of our available cash to repay borrowings under the WFF Loan, we may not be able to make payments on the Senior Subordinated Notes.

Market downturns could reduce the demand for our products.

We sell our products for use in a wide range of applications in the electronics, composites, filtration, commercial, insulation and construction markets. Any downturn in these markets, which are susceptible to cyclical and general economic downturns, would reduce demand for our products. A reduction in overall demand will likely result in increased competition for customers. If we fail to meet satisfactorily the challenges of increased competition, our business, financial condition and results of operations could be adversely affected.

In addition, since we sell our products primarily in the United States, economic conditions in the U.S., particularly in sectors such as the automotive, electronics, construction and aviation industries, will significantly affect our revenues for the foreseeable future. In particular, the growth in military-related production that has occurred in recent years may not be sustained, production may not continue to grow and the increased demand for replacement equipment as a result of the military activities in Afghanistan and Iraq may not be sustained. The production of military items depends upon U.S. defense budgets and the related demand for defense and related equipment. As evidenced by recently announced cuts in the U.S. defense budget, these defense budgets may decline, and sales of products used in defense and related equipment may not continue at expected levels.

We compete in highly competitive markets and recent competition from Asia has reduced demand for our electronic heavyweight glass fiber fabrics and increased supply, which could result in lower sales.

The markets in which we compete are highly competitive and some of our competitors may have greater financial and other resources than we do. We cannot assure you that we will be able to continue to compete effectively in the future or that other competitors will not enter the markets in which we compete.

We believe that the principal competitive factors affecting our markets include the:

•	quality, performance, price and consistency of products;

•	responsiveness to customer requirements; and

•	ability to maintain customer relationships.

Direct imports of glass fiber fabrics into the U.S. have been increasing and the relocation of a large segment of the electronics industry to Asia has reduced demand for domestically produced glass fiber fabrics used in printed circuit boards. This movement of production outside of North America could continue to reduce demand for certain types of our products, particularly electronic fabrics, by our U.S. manufacturing customers. Increased competition from Asian producers, particularly in heavyweight glass fiber fabrics for the electronics market, has also resulted from:

•	their increased vertical integration of glass yarn manufacturing and weaving operations;

•	greater price competition due to currency fluctuations; and

•	their increased heavyweight manufacturing capacity.

From time to time, our industry also experiences excess manufacturing capacity, which results in excessive supply of our products. During these periods when supply exceeds demand, pricing for our products tends to fall and results in lower revenues and lower profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business—Competition.”

Our operating performance is dependent upon a limited number of customers. A decrease in business from major customers could reduce cash available to make required payments under the Senior Subordinated Notes.

A decrease in business from, or the loss of, one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations. Our customers are not contractually required to purchase any of our products and may terminate their relationship with us at any time.

In addition, our future business, financial condition and results of operations will depend to a significant extent upon the commercial success of our major customers and their continued willingness to purchase our products. Any significant downturn in the business of our major customers could cause them to reduce or discontinue their purchases from us. This could have a material adverse effect on our business, financial condition and results of operations. See “Business—Sales and Marketing.”

If we are not able to keep up with technological advances in the markets we serve or if our competitors introduce cost-effective alternatives to our products, we could experience declining sales or a loss of customers.

We cannot assure you that we will be able to maintain our current technological position. Rapid technological advances in the markets we serve place rigorous demands on the weight, quality and consistency of our products. For example, technological changes in the printed circuit board industry are rapid and continuous and require extensive technological and manufacturing capability and expertise. In addition, we could face increased competition if cost-effective alternatives to glass, carbon or aramid fiber fabrics are developed. If competitors develop and introduce cost-effective alternatives to our products or if we do not anticipate and respond to technological changes, our business, financial condition and results of operations could suffer a material adverse effect.

Our products may be viewed as commodities by our customers, which could lead to increased competition from foreign manufacturers.

Some of our products, particularly electronic fabrics, are viewed as commodities by our customers. These products face increased competition from foreign manufacturers, particularly in Asia, that can manufacture similar products that are competitive with ours at significantly lower costs than we can. Furthermore, it is becoming increasingly difficult to push prices higher with respect to these products, which reduces our overall revenues and results in lower profitability, particularly as our operating costs continue to rise. While this commoditization trend is generally limited to our electronic fabrics currently, we expect that some of our other products will be viewed in the future as commodities as Asian manufacturers ramp up production of these other goods, which will also put further pricing pressure on our overall sales.

In-sourcing of fabric manufacturing by our customers would reduce the demand for our products.

Some of our existing or former customers have reduced their purchases of our products by satisfying their fabric needs with in-sourced manufacturing. For example, one significant customer for major appliance applications accounted for approximately 17% of sales of our insulation fabrics in 2004. This customer reduced its purchases by approximately 60% in 2005 after undertaking to satisfy some of its fabric needs with in-sourced manufacturing, which had the effect of significantly reducing our sales of insulation fabrics in 2005. Similar in-sourcing by other customers would reduce the overall demand for our products and result in lower net income.

We may experience a decline in the supply of raw materials, which means we could have to pay higher prices for raw materials or we could be delayed in making our products.

We do not have long-term contracts with most of our suppliers for the delivery of glass, aramid or carbon yarns and our suppliers can stop selling us glass, aramid and carbon yarns at anytime. As part of the ownership restructuring, Porcher Industries entered into a supply agreement with AGY in which we have an incentive but are under no obligation to purchase yarn from AGY. However, under this contract, AGY has no obligation to supply us with the requested quantities of raw materials. If our suppliers are unable or unwilling to deliver us glass, aramid or carbon yarns, we could experience production delays, which could, in turn, cause a material adverse affect in our business, financial condition and results of operations. We cannot assure you that glass, carbon and aramid yarns will continue to be available or that they will be available at prices that will not have a material adverse effect on our profitability. Additionally, any inability to pass through increases in the cost of yarn to our customers would have a material adverse effect on our business, financial condition and results of operations.

We will incur substantial costs with respect to our ongoing environmental cleanup projects and monitoring projects at our Altavista and Cheraw facilities, which will reduce our cash available to make required payments under our Senior Subordinated Notes.

We are engaged in an EPA-supervised self-implementing remediation program at our Altavista facility. The remediation program is being conducted under EPA rules at 40 C.F.R. §761.61, promulgated under the Toxic Substances Control Act that set forth self-implementing cleanup standards for certain contamination by PCBs. PCBs were discovered at the Altavista facility during a 1998 environmental site assessment, and EPA was notified. These PCBs were initially identified in the area of the former location of a heat transfer oil tank that the previous owner of the facility had removed before Porcher Industries acquired us in 1988. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, in groundwater, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the City of Altavista’s water treatment plant. Interim measures were taken in 1999 and 2000, and have been taken periodically since then, to control PCB migration and minimize exposure.

In 2003, we submitted to the EPA a final SCR documenting the assessment of the property and the site’s drainage ditch. In May 2004, the EPA approved the SCR. A draft cleanup plan was submitted to the EPA in September 2004 and a final proposed remediation plan was provided to EPA for its review in December 2005. EPA comments, if any, on the plan are anticipated within the next few months.

The remediation plan is generally designed to achieve PCB levels in remaining soils within the area covered by the plan at or below 25 parts per million (ppm), which is consistent with standards set forth in the EPA rules for “low occupancy” sites. The remediation plan covers property owned by us and off-site areas owned by third parties, including the portion of the drainage ditch running from the property off-site to the western edge of adjacent railroad tracks. The portion of the drainage ditch east of the railroad tracks is not included within the scope of the voluntary cleanup. Although this eastern portion of the drainage ditch generally exhibits significantly lower PCB levels than are present in the western portion of the drainage ditch, the exclusion of this area means that soils and/or sediments with PCBs above 25 ppm will remain in this area after the implementation of the plan.

The cleanup work will be divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management contract has been issued and work has begun. We have requested reimbursement, in the form of tax reductions, from the Town of Altavista for 80% of the costs born in this project as the scope of work centers primarily on site utilities. After implementation of the remediation plan, we will re-establish various structures and paved areas so the site can resume work with an enhanced storm water system. Two bids have been submitted by qualified contractors to perform the soil remediation provided for in the remediation plan. We are in the process of reviewing bid details with the contractors and are awaiting communications with the EPA to clarify remaining questions. Upon clarification, the contractors will be invited to rebid if such clarifications generate material changes to the scope of the project.

The implementation of the remediation plan will not completely eliminate PCBs from the area subject to the plan; as noted above, the plan is designed to achieve PCB levels in remaining soils at or below 25 ppm. Further, the remediation plan itself provides for contingencies under which PCBs would remain in place above 25 ppm. While future EPA and/or DEQ enforcement actions could potentially require further cleanup of the site, our voluntary remediation program lessens the likelihood of such enforcement actions.

After implementation of the remediation plan, we will place deed restrictions on the Altavista property, including restrictions limiting the property’s use consistent with a “low occupancy area” within the meaning of the EPA rules and other such limitations as may be appropriate depending on contingencies that may arise (e.g., deed restrictions relating to areas where PCBs may be left in place under a specified cover).

At this time, we anticipate the storm water contract to cost approximately $0.5 million. The cleanup and restoration of site structures, sod and pavement is estimated to be approximately $2.2 million. Accordingly, we have established a reserve of $2.8 million for the environmental issues at the Altavista facility. This reserve reflects the higher of the bids we have received thus far for conducting the remediation plan and it includes the stormwater enhancement project and post-remediation restoration work. However, remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

•	The portion of the drainage ditch east of the railroad tracks is outside the scope of the self-implemented cleanup. We have no indication whether the State or EPA will seek to require us to undertake work in this drainage ditch. No cleanup plan or estimate for this work has been developed.

•	Our construction estimates are inherently based on assumptions about the total quantity of soil to be removed and disposed, as bids are based on unit costs for removal, transportation, and disposal. The extensive SCR was used as a basis for estimating quantities of soil to be excavated, transported, and deposited in proper landfills, but verification sampling upon excavation will be necessary and it is possible that greater quantities of impacted soil than are currently estimated will require removal. Transportation and disposal costs are approximately two-thirds of the estimated cost of the project. Accordingly, a material increase in the quantity of soil removed in excess of the currently-estimated amounts would correspondingly materially increase the cleanup cost.

•	Many areas requiring cleanup are adjacent to structures. Current plans call for addressing these areas in a manner that does not require shoring foundations, which may entail leaving some amount of soil with greater than 25 ppm PCBs in place. EPA direction may require additional work in these areas, requiring slower hand digging and engineering shoring. Any such direction will increase the cost of the project.

•	Utilities may exist in and around the dig site that could be damaged. While all efforts will be made to avoid damaging utilities, any such damage may cause part or all work at the plant to be suspended until such utilities can be restored. While not adding greatly to the project cost, the indirect cost of such an interruption through lost revenue could be material.

Completion of the remediation plan will address impacted soils at the site but will not preclude possible further action by EPA under other environmental statutes and rules or by Virginia. We are aware that the DEQ is calculating Total Maximum Daily Loads (TMDLs) for pollutants in water bodies. Samples have been taken for PCBs over large expanses of the Staunton River into which our storm water discharges. We are not certain whether DEQ’s sampling may result in additional claims regarding areas downstream of our property including in the portion of the drainage ditch east of the railroad track or in the Staunton River.

In addition, a 1998 Phase Two Environmental Site Assessment at our Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, we are pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. We may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of December 31, 2004, we had a reserve of $0.4 million for the above-described environmental issues at the Cheraw facility. The reserve has been reduced to $0.1 million as of December 31, 2005.

As these environmental cleanups progress, in the future we may need to revise the reserves for Altavista and Cheraw but we are unable to derive a more precise estimate at this time, as actual costs remain uncertain. However, there can be no assurance that we will not be required to respond to our environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on our financial condition.

We may be responsible for safety and health costs that could adversely affect our business, financial condition and results of operations and result in less cash available to make required payments under the Senior Subordinated Notes.

Laws and requirements relating to workplace safety and worker health govern our operations. These laws and requirements establish formaldehyde, asbestos and noise standards and regulate the use of hazardous chemicals in the workplace. We cannot assure you that future laws and requirements, ordinances or regulations will not give rise to compliance or remediation capital expenditures which could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to various hazards that may cause personal injury or property damage and increase our operating costs.

Our plant personnel are subject to the hazards associated with manufacturing, moving and storing large quantities of heavy materials. Operating hazards can cause personal injury or loss of life, damage to or destruction of property, plant and equipment and environmental damage. Although we conduct training programs designed to reduce the risks of these occurrences, we cannot eliminate these risks. We maintain insurance coverage in amounts and against the risks we believe accord with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on our financial condition. Although we maintain insurance policies, those policies are subject to varying levels of deductibles. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, our business could be materially and adversely affected.

Anticipated increased health care expenses will reduce our future net income.

Based on publicly available data, we currently expect health care costs to increase significantly for the foreseeable future, which will further increase our general and administrative costs and reduce our net income. Furthermore, because the average age of our employees and other covered persons is generally higher than other companies, we believe that the Company may be potentially exposed to relatively higher health care costs each year, particularly to the extent we are responsible for covering catastrophic health care costs up to the maximum annual coverage of $125,000 per covered person. In addition, because we have a relatively small number of employees and a limited amount of annual net income, the occurrence of even a small amount of such catastrophic costs during any period would have a magnifying adverse impact on our net income during such period. As a result of the foregoing, even though we have undertaken and will continue to undertake a variety of measures to control increased health care costs, it is likely that our net income will decline in the future due to such expected increased costs unless otherwise offset by increased revenues or lower costs in other areas.

Anticipated increases in the funding requirements of our pension plan will reduce our future net income and liquidity.

Substantially all of our eligible employees have also elected to participate in our defined benefit pension plan. Because pension obligations are ultimately settled in future periods, the determination of our annual pension expense and pension liabilities is subject to estimates and assumptions, such as the discount rate, which are reviewed annually and are based on current rates and trends. Due to a decline in the long-term interest rates, we have used a lower discount rate to calculate the present value of benefit obligations, which has resulted in higher cash contributions by us to maintain the funded status of this plan. We expect this trend may continue in the future, which we would fund using cash flows from operations or borrowings under the WFF Loan. We cannot predict whether investment returns will be sufficient to fund all of our future retirement benefits. To the extent our pension plan assets are not sufficient to fund future retirement benefits for our employees, the average age of which is relatively higher than other companies, we would be required to fund any shortfall using cash generated by our operations. Furthermore, at any time, the federal laws governing pension plans or the administrative interpretations of those laws may be amended in a manner that could increase our pension plan costs and liabilities.

Ongoing compliance with increasingly complex regulations governing companies that make voluntary filings with the SEC will likely increase our future selling, general and administrative expenses.

The indenture governing our Senior Subordinated Notes requires us to make filings with the SEC even though we otherwise would not be required to do so. As a result, we regularly incur many of the same legal, accounting and other related costs incurred by larger, public companies to ensure compliance with the rules and regulations of the SEC and other applicable legislation. Because our overall revenues are relatively lower than such other large companies, such administrative costs tend to have a disproportionate impact on our profit margins. These costs will likely increase in the future, particularly if voluntary filers such as us are required to evaluate the effectiveness of our internal control over financial reporting and obtain a related report and attestation from our independent auditor.

We may have conflicts of interest with our controlling equity holder that could result in changes in our business that could adversely affect our financial condition and results of operations.

We are a wholly owned subsidiary of Porcher Industries through NVH, Inc., a U.S. holding company. We have ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, NVH, Inc. and wholly-owned subsidiaries of NVH, Inc., including Glass Holdings LLC, as well as other affiliates of Porcher Industries. The Porcher family, which controls Porcher Industries, has the power to elect all of our directors and appoint new management. Consequently, the Porcher family has the ability to control our policies and operations. The Porcher family also controls companies in Europe and Asia, which manufacture products competitive to ours. Further, subject to compliance with applicable provisions of the indenture, we may enter into transactions with Porcher Industries or its affiliates that could conflict with the interests of holders of the Senior Subordinated Notes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own and/or lease four manufacturing facilities, a research and development facility, corporate offices, a distribution center and several warehouses. We believe that these facilities are suitable for manufacturing the products we offer and have capacities appropriate to meet existing production requirements. The following table sets forth a description of our facilities as of December 31, 2005.

Facility	Use	Est. Sq. Ft.	Leased or Owned
Greensboro, North Carolina (1)	Headquarters; Research and Development facility	36,000	Leased
Altavista, Virginia	Weaving glass fiber and aramid fibers	399,000	Owned
South Hill, Virginia (2)	Weaving heavyweight glass fibers	147,000	Owned
South Hill, Virginia (3)	Weaving lightweight glass fibers	264,000	Owned
Cheraw, South Carolina	Weaving carbon fibers	76,000	Owned
Altavista, Virginia	Warehouse	101,000	Leased
Altavista, Virginia (4)	Warehouse and manufacturing non-woven	251,000	Leased
Los Angeles, California	Warehouse	20,000	Leased

(1)	In November 2002, we sold this building and entered into a lease agreement. Under this lease agreement, we have an option to repurchase this facility.
(2)	In October 2002, we closed this heavyweight fiber fabrics facility and consolidated operations with our South Hill, Virginia lightweight fiber fabrics facility. In September 2004, we designated the land and building at this facility as an asset held for sale. These assets have a net book value as of December 31, 2005 and December 31, 2004 of $0.3 million and have been reclassified as other current assets.
(3)	This lightweight fiber fabrics facility includes an unfinished 136,000-square foot building. In the fourth quarter of 2005, we determined that there is no actual useful life of this building because we are very unlikely to finish and use this building. Further, we do not believe that potential buyers could be found as a result of the location of the building and the fact that it is unfinished. As a result, we have depreciated this asset to its estimated residual value of $0.4 million. The residual value is based on an appraisal obtained from a third party. The effect of this change in estimate, based on a net book value of $5.3 million prior to the adjustment, was to increase depreciation expense in the fourth quarter 2005 by $4.9 million and decrease gross profit and operating income in the fourth quarter by $4.9 million.
(4)	In October 2003, we entered into a lease in Altavista, Virginia for additional warehousing space. In 2004, we converted part of this space into a new manufacturing facility in order to expand capacity for our non-woven fabric products. We have consolidated several of our other leased warehouses into this new warehouse.

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

We did not declare any dividends or make any distributions on our common stock in 2005. Further, we have no commitment or current plans to make dividends or other distributions in 2006 and our financing obligations restrict our ability to pay dividends or other distributions.

We have no equity compensation plans and have not repurchased any of our equity securities.

Item 6. Selected Financial Data

The following table sets forth certain selected financial information derived from our audited consolidated financial statements for the five-year period ended December 31, 2005. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes and other financial information included elsewhere in this Report.

	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
	(in thousands)
Statement of Operations Data:
Net sales	$152,904	$155,842	$125,097	$130,862	$146,842
Cost of goods sold(1)	136,275	130,197	107,459	128,418	131,639

Gross profit	16,629	25,645	17,638	2,444	15,203
Selling, general and administrative expenses	10,161	10,743	8,469	13,765	7,071
Restructuring charges (2)	—	—	—	250	502
Asset impairment charge	—	712	—	5,816	—

Operating income (loss)	6,468	14,190	9,169	(17,387)	7,630
Interest expense	11,333	12,025	13,812	13,926	13,972
Other (income) loss, net	40	268	(1,207)	97,699	(1,396)

Income (loss) before taxes and cumulative change in accounting principle	(4,905)	1,897	(3,436)	(129,012)	(4,946)
Income tax expense (benefit)	30	16	—	6,835	(1,868)

Income (loss) before effect of cumulative change in accounting principle	(4,935)	1,881	(3,436)	(135,847)	(3,078)
Cumulative effect of change in accounting principle	—	—	—	(4,726)	—

Net income (loss)	$(4,935)	$1,881	$(3,436)	$(140,573)	$(3,078)

Other Data:
Depreciation and amortization (3)	$10,018	$5,494	$6,039	$8,240	$8,744
Capital Expenditures	2,644	2,442	1,985	1,681	15,739
Cash flows from operating activities	7,242	1,132	8,356	9,619	1,064
Cash flows from investing activities	(2,291)	(2,395)	(1,956)	(1,094)	(15,657)
Cash flows from financing activities	(4,951)	(2,701)	(3,607)	(7,376)	14,607
Ratio of earnings to fixed charges (4)	—	1.2x	—	—	—

Balance sheet data (at period end):
Total assets	$77,510	$89,944	$89,328	$95,511	$135,599
Current debt (5)	4,200	7,700	1,200	111,356	—
Long-term debt (5)	87,255	88,982	98,968	—	125,583
Total debt	91,455	96,682	100,168	111,356	125,583
Stockholder’s deficit	(41,462)	(35,199)	(37,942)	(46,115)	(9,740)

(1)	Our lightweight fiber fabrics facility in South Hill, VA includes an unfinished 136,000-square foot building. In the fourth quarter of 2005, we determined that there is no actual useful life of this building because we are very unlikely to finish and use this building. Further, we do not believe that potential buyers could be found as a result of the location of the building and the fact that it is unfinished. As a result, we have depreciated this asset to its estimated residual value of $0.4 million. The residual value is based on an appraisal obtained from a third party. The effect of this change in estimate, based on a net book value of $5.3 million prior to the adjustment, was to increase depreciation expense in the fourth quarter 2005 by $4.9 million and decrease gross profit and operating income in the fourth quarter by $4.9 million.

(2)	Represents costs associated with terminated employees in connection with restructuring plans.
(3)	Amounts do not include amortization of debt issuance costs and original issue discount, which is included in interest expense.
(4)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income before taxes and changes in accounting principles and fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issuance costs and one-third of rental expense (the portion deemed representative of the interest factor). For the years ended December 31, 2005, 2003 and 2002, our earnings were insufficient to cover fixed charges by $16.6 million, $17.5 million and $143.2 million, respectively.
(5)	In 2002, all of our outstanding short- and long-term debt was classified as a current liability due to the significant deterioration in our operations and liquidity. The long-term portion of our outstanding debt was reclassified as long-term debt for 2003, 2004 and 2005 due to improving cash flows from operations and liquidity beginning in 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our consolidated financial statements and related notes contained in this Report. The forward-looking statements under this section are subject to risks and uncertainties that exist in our operations and business environment. See “Forward-Looking Statements” and “Item 1A. Risk Factors” included elsewhere in this Annual Report.

Overview and Trends Affecting Our Business

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

Results of Operations. Management believes that some of our products, particularly electronic fabrics, are viewed as commodities by our customers. These products face increased competition from foreign manufacturers, particularly in Asia, that can manufacture similar products that are competitive with ours at significantly lower costs than we can. Furthermore, it is becoming increasingly difficult to push prices higher with respect to these products, which reduces our overall revenues and results in lower profitability, particularly as our operating costs continue to rise. While this commoditization trend is generally limited to our electronic fabrics currently, we expect that some of our other products will be viewed in the future as commodities as Asian manufacturers ramp up production of these other goods, which will also put further pricing pressure on our overall sales.

Since we sell our products primarily in the United States, economic conditions in the U.S., particularly in sectors such as the automotive, electronics, construction and aviation industries, will significantly affect our revenues for the foreseeable future. Direct imports of glass fiber fabrics into the U.S. have been increasing and the relocation of a large segment of the electronics industry to Asia has impacted demand for domestically produced glass fiber fabrics used in printed circuit boards. This movement of production outside of North America has significantly reduced demand for certain types of our products, particularly electronic fabrics, by our U.S. manufacturing customers.

From time to time, our industry also experiences excess manufacturing capacity, which results in excessive supply of our products. During these periods when supply exceeds demand, pricing for our products tends to fall and results in lower revenues and lower profitability.

Based on publicly available data, we currently expect health care costs to increase significantly for the foreseeable future, which will further increase our general and administrative costs and reduce our net income. Furthermore, because the average age of our employees and other covered persons is generally higher than other companies, we believe that the Company may be potentially exposed to relatively higher health care costs each year, particularly to the extent we are responsible for covering catastrophic health care costs up to the maximum annual coverage of $125,000 per covered person. In addition, because we have a relatively small number of employees and a limited amount of annual net income, the occurrence of even a small amount of such catastrophic costs during any period would have a magnifying adverse impact on our net income during such period. As a result of the foregoing, even though we have undertaken and will continue to undertake a variety of measures to control increased health care costs, it is likely that our net income will decline in the future due to such expected increased costs unless otherwise offset by increased revenues or lower costs in other areas.

Substantially all of our eligible employees have also elected to participate in our defined benefit pension plan. Because pension obligations are ultimately settled in future periods, the determination of our annual pension expense and pension liabilities is subject to estimates and assumptions, such as the discount rate, which are reviewed annually and are based on current rates and trends. Due to a decline in the long-term interest rates, we have used a lower discount rate to calculate the present value of benefit obligations, which has recently resulted in a decline in the funded status of our plan and in higher pension expense. We cannot predict whether investment returns will be sufficient to fund all of our future retirement benefits. To the extent our pension plan assets are not sufficient to fund future retirement benefits for our employees, the average age of which is relatively higher than other companies, we would be required to fund any shortfall using cash generated by our operations.

Liquidity and Financial Condition. Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from required payments on our outstanding Senior Subordinated Notes and the WFF Loan and the funding of capital expenditures and working capital requirements. If we experience lower net income in the future, we will generate correspondingly lower cash flows from operations and therefore be required to fund more of our short-term liquidity obligations using additional borrowings under the WFF Loan. If our operating cash flow is not sufficient to meet required payment obligations under our Senior Subordinated Notes and the WFF Loan or we are unable to comply with financial ratios and other covenants under those debt instruments, we would likely not be able to borrow any further amounts under the WFF Loan, which could adversely affect our ability to fund our operations and capital expenditures, and our lenders, including the holders of our Senior Subordinated Notes, could accelerate our outstanding debt. Further, we do not intend to reserve funds to retire the Senior Subordinated Notes, which are scheduled to mature on January 15, 2009.

On December 16, 2005, we entered into an agreement with a strategic consulting firm to assist us with our financial strategy and the refinancing of our current debt. However, no assurances can be provided that we will be able to refinance any of this debt on favorable terms, if at all.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, engineers, lawyers and actuaries to assist in our evaluation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our consolidated financial statements:

•	Revenue Recognition. Revenue from product sales and the related cost of goods sold are recognized at the time both risk of loss and legal title transfer to the customer, which is at delivery in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists”. Additionally, as required by SFAS 48, revenue is recognized only when the price is substantially fixed or determinable, the customer is obligated to pay and collectability is reasonably assured, the customer acquiring the product for resale has economic substance apart from that provided by us and we do not have significant obligations for future performance. The customer may return goods for approved quality reasons. Provisions are made for estimated product returns, claims and allowance.

•	Allowance for Doubtful Receivables. We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some customers are currently operating in bankruptcy or have experienced financial difficulties. If the financial condition of any of our customers worsens, additional allowances may be required.

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory styles to determine obsolete or slow-moving items. Finished goods are written down based on quality and age. Our methodology recognizes projected inventory losses at the time such losses are anticipated rather than at the time goods are actually sold. The adequacy of this estimate is dependent on a number of future factors, including, but not limited to, the state of the economy and the level of customer demand. These factors could cause our inventory reserve to change by a material amount in the near term.

•	Employee Benefits. We sponsor a defined benefit pension plan as a retirement benefit for eligible employees. Because pension obligations will ultimately be settled in future periods, the determination of annual pension expense and pension liabilities is subject to estimates and assumptions. The principal assumptions used in our estimations are summarized in Note 12 of the consolidated financial statements. We review these assumptions annually and modify them based on current rates and trends.

One of the critical assumptions in the actuarial model that is used to calculate our annual pension expense is the discount rate. The rate we use is based on market rates for highly rated corporate debt instruments at our annual valuation date. The discount rate is used to estimate the present value of our future benefit obligation as of the valuation date. A lower discount rate used in the actuarial model has resulted in a higher present value of benefit obligations and in a higher pension expense and changes in other comprehensive income as of and for the years ended December 31, 2005 and 2004. Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. In recent periods, actual results have varied significantly from actuarial assumptions, as our pension plan assets have declined due to the overall decline in the securities markets and our pension plan liabilities have increased as a result of the decline in the discount rate.

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

•	Shipping and Handling Costs. Shipping and handling costs, which consist principally of freight, inspection costs, warehousing costs and internal transfer costs, are included in cost of goods sold. Revenue received from customers for shipping and handling costs, if any, are included in sales. These revenues are immaterial for all periods presented.

•	Selling, General and Administrative Expenses. Selling, general and administrative expenses include advertising and promotion costs, administrative and sales salaries, sales commissions, and professional and consulting fees not directly related to manufacturing activities.

•	Long-lived Assets. Our depreciation and amortization policies reflect judgments on the estimated useful lives of assets. We periodically review the estimated useful lives of our property and intangible assets as well as review for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of the carrying value of these assets by comparison to the undiscounted cash flows expected to be generated by these assets.

•	Deferred Tax Assets Valuation. We record a deferred tax asset or liability when the tax effects of temporary differences result in such balances. A valuation allowance is recorded if it is more likely than not that some or all of the deferred tax assets will not be realized. During the second quarter 2002, due to our poor operating performance and related liquidity constraints, we recorded a full valuation allowance against our deferred tax assets. During 2004 and 2005, we have continued to fully reserve for deferred tax assets generated in those periods, primarily net operating loss carry-forwards, due to the uncertainty associated with the recognition of those deferred tax assets.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.1	83.5	85.9

Gross profit	10.9	16.5	14.1
Selling, general and administrative expenses	6.6	6.9	6.8
Asset impairment charge	—	0.5	—

Operating income (loss)	4.3	9.1	7.3
Other (income) expenses:
Interest expense	7.4	7.8	11.0
Other (income) loss, net	—	0.1	(1.0)

Loss before income taxes	(3.1)	1.3	(2.7)
Income tax expense	—	—	—

Net income (loss)	(3.1)%	1.2%	(2.7)%

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

However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent net income (loss) and should not be considered as an alternative to operating income or net income determined in accordance with GAAP. EBITDA does not represent cash flows from operating activities determined in accordance with GAAP, and should not be considered as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The following table provides a reconciliation of Adjusted EBITDA to net income in thousands:

	Year Ended December 31,
	2005	2004	2003	2002	2001	2000
Net income (loss)	$(4,935)	$1,881	$(3,436)	$(140,573)	$(3,078)	$8,330
Depreciation and amortization	10,018	5,494	6,039	12,966	8,744	8,584
Interest	11,333	12,025	13,812	13,926	13,972	14,168
Taxes	30	16	—	6,835	(1,868)	5,602
Non-cash non-recurring charges:			—
Reserve on loan to parent		—	—	97,711	—	—
Asset impairment charge		712	—	5,816	—	—
Retirement settlement charge		—	—	1,386	—	—

Adjusted EBITDA	$16,446	$20,128	$16,415	$(1,933)	$17,770	$36,684

2005 Compared to 2004

Net Sales. Net sales decreased $2.9 million, or 1.9%, to $152.9 million in 2005 from $155.8 million in 2004.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, have generally represented less than 10% of our total net sales over the past two years, but have experienced significant increases over that time. Sales of protective fabrics increased $2.6 million, or 21.5%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004, due primarily to increased purchases by customers who supply the U.S. military to support activities in the Middle East.

Sales of composite fabrics, which are used in various applications, including structural aircraft parts and interiors, have represented approximately one-third of our total net sales over the past two years. Sales of these fabrics increased $2.6 million, or 5.4%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004 as a result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics used by industrial customers to control emissions into the environment have represented approximately 20% of our total net sales over the past two years. Sales of these fabrics increased $1.0 million, or 3.5%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. This increase is due primarily to a shift in product mix from sales of lower-priced products to higher-priced products and sales to a customer under a specific utility contract, which accounted for approximately 45% of this increase. This utility contract terminated in the second quarter of 2005.

Sales of our construction fabrics used for applications such as smoke and fire barrier curtains, drywall bonding tape, and other construction type products have represented less than 10% of our total net sales over the past two years. Sales of these fabrics decreased $0.5 million, or 5.3%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. This is not seen as a significant change.

Sales of our commercial fabrics used in applications where fire resistance and dimensional stability are critical have represented less than 10% of our total net sales over the past two years. Sales of these fabrics decreased $0.5 million, or 5.4% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. This is not seen as a significant change.

Sales of our insulation products, used for high temperature products, have represented approximately 10% of our total net sales during the past several years, but began to decline in 2005. Sales of insulation fabrics decreased $3.8 million, or 24.4%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004 due primarily to the completing of a major automotive program as well as a 30% reduction in purchases by a customer for major appliance applications, who previously accounted for approximately 17% of sales of our insulation products. This customer has begun to satisfy its product needs with in-sourced manufacturing.

Sales of our electronics fabrics used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes represented approximately 20% of our total net sales over the past two years. Buyers of our electronic fabrics are primarily based in North America. Sales of electronic fabrics decreased $4.4 million, or 8.6%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004 due to the movement of electronic industry production outside North America to lower-cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit. Gross profit margins decreased to 10.9% in 2005 from 16.5% in 2004. Our lightweight fiber fabrics facility in South Hill, VA includes an unfinished 136,000-square foot building. In the fourth quarter of 2005, we determined that there is no actual useful life of this building because we are very unlikely to finish and use this building. Further, we do not believe that potential buyers could be found as a result of the location of the building and the fact that it is unfinished. As a result, we have depreciated this asset to its estimated residual value of $0.4 million. The residual value is based on an appraisal obtained from a third party. The effect of this change in estimate, based on a net book value of $5.3 million prior to the adjustment, was to increase depreciation expense in the fourth quarter of 2005 by $4.9 million and decreased gross profit and operating income in the fourth quarter of 2005 by $4.9 million. We also increased our environmental reserve by $0.3 million. In addition, plant variances were unfavorable due to lower operating schedules.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.5 million to $10.2 million, or 6.6% of net sales in 2005, from $10.7 million or 6.9% of net sales, in 2004. This was primarily due to a decrease in employee benefits, and consulting and professional fees.

Asset Impairment Charges. In 2004, we recognized a $0.7 million asset impairment charge related to machinery and equipment held at our South Hill heavyweight fabrics facility. A portion of the related equipment was sold to an affiliate during the fourth quarter of 2004. In 2005, we had no asset impairment charges.

Operating Income. As a result of the aforementioned factors, operating income decreased $7.7 million to $6.5 million, or 4.3% of net sales, in 2005 from $14.2 million, or 9.1% of net sales, in 2004.

Interest Expense. Interest expense decreased $0.7 million to $11.3 million, or 7.4% of net sales, in 2005 from $12.0 million, or 7.8% of net sales, in 2004, due to the retirement of some of our Senior Subordinated Notes.

Income Tax Expense (Benefit). The effective tax rate in 2005 and 2004 were 0.0% and 0.0%, respectively. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit or incur a tax expense for the years ended December 31, 2005 and December 31, 2004. We incurred minimal state tax expense in 2005 and 2004.

Net Income (Loss). As a result of the aforementioned factors, net income decreased $6.8 million to a net loss of $4.9 million from a net income of $1.9 million in 2004.

2004 Compared to 2003

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

Sales of our filtration fabrics used by industrial customers to control emissions into the environment increased $1.4 million, or 5.1%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to a specific large utility project.

Gross Profit. Gross profit margins increased to 16.5% in 2004 from 14.1% in 2003 due primarily to successful cost reductions and higher capacity utilization allowing for better absorption of fixed costs as well as a more favorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.3 million to $10.7 million, or 6.9% of net sales in 2004, from $8.5 million, or 6.8% of net sales, in 2003. This was primarily due to an increase in consulting and professional fees as well as an increase in employee benefits and sales commissions.

Asset Impairment Charges. In 2004, we recognized a $0.7 million asset impairment charge related to machinery and equipment held at our South Hill heavyweight fabrics facility. A portion of the related equipment was sold to an affiliate during the fourth quarter of 2004.

In September 2004, we entered into an agreement to sell certain equipment at the South Hill heavyweight fabrics facility to an affiliate for $0.6 million. The equipment was adjusted to a new carrying value of $0.4 million, which represented fair value less estimated selling costs, as of September 30, 2004 and was reclassified as a current asset on the balance sheet. An asset impairment charge of $0.3 million was recognized as of September 30, 2004. The transaction closed in December 2004 and the asset impairment charge was revised to $0.2 million based on actual selling costs.

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

Other Income (Loss), Net. Other income (loss) decreased $1.5 million to $(0.3) million in 2004 from $1.2 million in 2003. In 2004 we had a loss on extinguishment of debt of $0.2 million due to the purchase of $9.0 million of Senior Subordinated Notes. In 2003, we had a gain on extinguishment of debt of $1.2 million due to the repurchase of $4.3 million of Senior Subordinated Notes.

Income Tax Expense (Benefit). The effective tax rate in 2004 and 2003 were 0.0% and 0.0%, respectively. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit for the years ended December 31, 2004 and December 31, 2003. We incurred minimal state tax expense in 2004.

Net Income (Loss). As a result of the aforementioned factors, net income (loss) increased $5.3 million to net income of $1.9 million from a net loss of $3.4 million in 2003.

Balance Sheets – December 31, 2005 Compared to December 31, 2004

Accounts Receivable. Accounts receivable decreased $0.8 million, or 4.7%, from December 31, 2004 to December 31, 2005. This decrease was a result of decreased sales during the fourth quarter of 2005 compared to the fourth quarter of 2004.

Inventory. Inventory decreased $2.2 million, or 8.1%, from December 31, 2004 to December 31, 2005. This decrease was a result of our continuing efforts to reduce working capital.

Other Current Assets. Other current assets decreased $2.5 million, or 77.8%, from December 31, 2004 to December 31, 2005. This decrease was primarily the result of a decrease in current deferred tax assets.

Net Property, Plant and Equipment. Net property, plant and equipment decreased $7.4 million, or 19.0%, from December 31, 2004 to December 31, 2005. The net decrease is primarily the result of depreciation expense of $10.0 million, which includes the $4.9 million fourth quarter depreciation charge discussed below, offset by capital expenditures of $2.6 million in 2005.

Our lightweight fiber fabrics facility in South Hill, VA includes an unfinished 136,000-square foot building. In the fourth quarter of 2005, we determined that there is no actual useful life of this building because we are very unlikely to finish and use this building. Further, we do not believe that potential buyers could be found as a result of the location of the building and the fact that it is unfinished. As a result, we have depreciated this asset to its estimated residual value of $0.4 million. The residual value is based on an appraisal obtained from a third party. The effect of this change in estimate, based on a net book value of $5.3 million prior to the adjustment, was to increase depreciation expense in the fourth quarter of 2005 by $4.9 million and decrease operating income in the fourth quarter by $4.9 million.

Our forecasted capital expenditures for 2006 are approximately $3.0 million.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $1.2 million, or 6.7%, from December 31, 2004 to December 31, 2005. This decrease was primarily the result of a decrease in employee benefits and management fee liabilities.

Long Term Debt. Long-term debt decreased $1.7 million from December 31, 2004 to December 31, 2005. In 2005, we repurchased $2.8 million principal amount of our Senior Subordinated Notes, and repaid approximately $1.8 million of debt outstanding under the WFF Loan offset by a reload of the term loan of $6.0 million. In 2004, we repurchased $9.0 million principal amount of our Senior Subordinated Notes and made $1.2 million of principal payments on our term loan.

Post Retirement and Pension Obligations. Post retirement and pension obligations increased $0.8 million, or 15.0%, from 2004 to 2005. This increase was primarily due to an increase in deferred compensation liability.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on the $83.4 million principal amount of our outstanding Senior Subordinated Notes ($83.9 million net of unamortized discount of $0.5 million), principal and interest payments on the WFF Loan, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity in January 2009. Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations, together with availability under the WFF financing arrangement, will be adequate to meet our liquidity needs for the next twelve months. However, this forward-looking statement is subject to risks and uncertainties. See “Forward-Looking Statements” and “Item 1A. Risk Factors.”

On June 6, 2003, we entered into the five-year financing agreement with WFF. The WFF Loan is guaranteed by our parent, NVH, Inc., BGF Services, Inc. and Glass Holdings LLC. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs as well as retire other outstanding debt. The WFF Loan matures on the earlier of February 28, 2010 or the date that is 180 days prior to the maturity date of the Senior Subordinated Notes. Because the Senior Subordinated Notes are scheduled to mature on January 15, 2009, we expect to be required to refinance the WFF Loan no later than July 18, 2008. We have not reserved funds nor do we expect to generate sufficient cash flow from operations to repay amounts outstanding under the WFF Loan by July 18, 2008. See “Item 1A. Risk Factors – Because the WFF Loan is senior to and will mature prior to the Senior Subordinated Notes, we may not have enough assets left to pay the holders of our Senior Subordinated Notes.”

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

On October 31, 2005, we executed an amendment to our five-year financing arrangement with WFF to increase our cap on capital expenditures to $3.5 million annually. The amendment was deemed effective as of June 30, 2005.

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

In addition to the covenant requirements set forth above, the WFF Loan does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets or merge or consolidate. The WFF Loan permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the WFF Loan or if an event of default exists under the indenture governing the Senior Subordinated Notes that would permit the trustee or holders to accelerate payment of the outstanding principal and accrued unpaid interest with respect to the Senior Subordinated Notes.

As of December 31, 2005, amounts outstanding under the WFF Loan totaled $8.1 million, which consisted of $5.1 million under the term loan and $3.0 million under the revolver. As of December 31, 2004, amounts outstanding under the WFF Loan totaled $10.6 million and consisted of $4.1 million under the term loan and $6.5 million under the revolver. As of December 31, 2005, we had exercised the LIBOR Rate option on $4.5 million of the term loan and $3.0 million of the revolver. Interest rates as of December 31, 2005 on the outstanding amounts under the LIBOR options were 7.87% and 7.62% on the term loan and revolver, respectively. Interest rates as of December 31, 2005 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 8.0%. Interest rates on the amounts outstanding under the term loan and revolver as of December 31, 2004 were 6.25%.

Availability under the revolver as of December 31, 2005 and March 7, 2005 was $11.7 million and $13.5 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of December 31, 2005 and March 7, 2005, the outstanding reserves totaled $3.8 million and $1.2 million, respectively.

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The indenture governing the Senior Subordinated Notes does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. In particular, we are prohibited from incurring additional debt or making certain additional investments unless it maintains a consolidated fixed charge coverage ratio of greater than 2.0 to 1.0. The indenture permits the trustee or the holders of 25% or more of the Senior Subordinated Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $5.0 million of our other debt, such as the WFF Loan. The original amount of the Senior Subordinated Notes issued was $100.0 million, of which $83.9 million in face amount remains outstanding as of December 31, 2005.

In 2005, we purchased $2.9 million (face value) of Senior Subordinated Notes for $2.8 million plus accrued interest of $0.1 million. This transaction resulted in a gain on extinguishment of debt of $0.1 million. The Senior Subordinated Note purchase was funded by a combination of cash provided by operations and borrowings under the WFF Loan.

In 2004, we purchased $9.0 million (face value) of Senior Subordinated Notes for $8.7 million plus accrued interest of $0.3 million. This transaction resulted in a loss on extinguishment of debt of $0.2 million. The Senior Subordinated Note purchase was funded by a combination of cash provided by operations and borrowings under the WFF Loan.

The fair value of the Senior Subordinated Notes as of December 31, 2005 and December 31, 2004 was approximately $84.5 million and $86.8 million, respectively.

At maturity on January 15, 2009, the entire outstanding principal amount of the Senior Subordinated Notes becomes due and payable by us. We have not reserved funds nor do we expect to generate sufficient cash flow from operations to repay the Senior Subordinated Notes when they mature. We expect that our ability to repay the Senior Subordinated Notes at their scheduled maturity will be dependent in whole or in part on refinancing all or a portion of the Senior Subordinated Notes before they mature. We cannot assure you that we will be able to arrange additional financing on favorable terms, if at all, to pay the principal amount at maturity or the repurchase price when due.

We are in compliance with all of the covenants and ratios under the WFF Loan and the indenture governing our Senior Subordinated Notes for all periods presented, and expect to remain in compliance for at least the next 12 months. However, this forward-looking statement is subject to risks and uncertainties. See “Forward-Looking Statements” and “Item 1A. Risk Factors.”

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

We have engaged a financial advisor to assist us with our financial strategy and the refinancing of our existing debt. Fees for services rendered by our financial advisor were $0.4 million in 2004 and $0.4 million in 2005.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $7.2 million for 2005, compared with $1.1 million in 2004. The increase was primarily the result of a decrease in inventories and accounts receivable during 2005, compared with increases in such assets in 2004.

Net Cash Used in Investing Activities. Net cash used in investing activities was $2.3 million and $2.4 million in 2005 and 2004, respectively, and was the result primarily of purchases of property, plant and equipment.

Net Cash Used In Financing Activities. Net cash used in financing activities was $5.0 million for 2005 compared to $2.7 million for 2004, and was primarily the result of payments on the revolving credit facility as well as retirement of our Senior Subordinated Notes. Prior to July 2004, we had a loan receivable due from our parent company at the time, Glass Holdings. Payments received from our parent on the loan totaled $0.3 million in 2004. The note receivable was cancelled in 2004.

Commitments and Contingencies

Environmental Matters. We are engaged in an EPA-supervised self-implementing remediation program at our Altavista facility. The remediation program is being conducted under EPA rules at 40 C.F.R. §761.61, promulgated under the Toxic Substances Control Act, that set forth self-implementing cleanup standards for certain contamination by PCBs. PCBs were discovered at the Altavista facility during a 1998 environmental site assessment, and EPA was notified. These PCBs were initially identified in the area of the former location of a heat transfer oil tank that the previous owner of the facility had removed before Porcher Industries acquired us in 1988. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, in groundwater, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the Town of Altavista’s water treatment plant. Interim measures were taken in 1999 and 2000, and have been taken periodically since then, to control PCB migration and minimize exposure.

In 2003, we submitted to the EPA a final SCR documenting the assessment of the property and the site’s drainage ditch. In May 2004, the EPA approved the SCR. A draft cleanup plan was submitted to the EPA in September 2004 and a final proposed remediation plan was provided to EPA for its review in December 2005. EPA comments, if any, on the plan are anticipated within the next few months.

The remediation plan is generally designed to achieve PCB levels in remaining soils within the area covered by the plan at or below 25 parts per million (ppm), which is consistent with standards set forth in the EPA rules for “low occupancy” sites. The remediation plan covers property owned by us and off-site areas owned by third parties, including the portion of the drainage ditch running from the property off-site to the western edge of adjacent railroad tracks. The portion of the drainage ditch east of the railroad tracks is not included within the scope of the voluntary cleanup. Although this eastern portion of the drainage ditch generally exhibits significantly lower PCB levels than are present in the western portion of the drainage ditch, the exclusion of this area means that soils and/or sediments with PCBs above 25 ppm will remain in this area after the implementation of the plan.

The cleanup work will be divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management contract has been issued and work has begun. We have requested reimbursement, in the form of tax reductions, from the Town of Altavista for 80% of the costs born in this project as the scope of work centers primarily on site utilities. After implementation of the remediation plan, we will re-establish various structures and paved areas so the site can resume work with an enhanced storm water system. Two bids have been submitted by qualified contractors to perform the soil remediation provided for in the remediation plan. We are in the process of reviewing bid details with the contractors and are awaiting communications with the EPA to clarify remaining questions. Upon clarification, the contractors will be invited to rebid if such clarifications generate material changes to the scope of the project.

The implementation of the remediation plan will not completely eliminate PCBs from the area subject to the plan; as noted above, the plan is designed to achieve PCB levels in remaining soils at or below 25 ppm. Further, the remediation plan itself provides for contingencies under which PCBs would remain in place above 25 ppm. While future EPA and/or DEQ enforcement actions could potentially require further cleanup of the site, our voluntary remediation program lessens the likelihood of such enforcement actions.

After implementation of the remediation plan, we will place deed restrictions on the Altavista property, including restrictions limiting the property’s use consistent with a “low occupancy area” within the meaning of the EPA rules and other such limitations as may be appropriate depending on contingencies that may arise (e.g., deed restrictions relating to areas where PCBs may be left in place under a specified cover).

At this time, we anticipate the storm water contract to cost approximately $0.5 million. The cleanup and restoration of site structures, sod and pavement is estimated to be approximately $2.2 million. Accordingly, we have established a reserve of $2.8 million for the environmental issues at the Altavista facility. This reserve reflects the higher of the bids we have received thus far for conducting the remediation plan and it includes the stormwater enhancement project and post-remediation restoration work. However, remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

•	The portion of the drainage ditch east of the railroad tracks is outside the scope of the self-implemented cleanup. We have no indication whether the State or EPA will seek to require us to undertake work in this drainage ditch. No cleanup plan or estimate for this work has been developed.

•	Our construction estimates are inherently based on assumptions about the total quantity of soil to be removed and disposed, as bids are based on unit costs for removal, transportation, and disposal. The extensive SCR was used as a basis for estimating quantities of soil to be excavated, transported, and deposited in proper landfills, but verification sampling upon excavation will be necessary and it is possible that greater quantities of impacted soil than are currently estimated will require removal. Transportation and disposal costs are approximately two-thirds of the estimated cost of the project. Accordingly, a material increase in the quantity of soil removed in excess of the currently-estimated amounts would correspondingly materially increase the cleanup cost.

•	Many areas requiring cleanup are adjacent to structures. Current plans call for addressing these areas in a manner that does not require shoring foundations, which may entail leaving some amount of soil with greater than 25 ppm PCBs in place. EPA direction may require additional work in these areas, requiring slower hand digging and engineering shoring. Any such direction will increase the cost of the project.

•	Utilities may exist in and around the dig site that could be damaged. While all efforts will be made to avoid damaging utilities, any such damage may cause part or all work at the plant to be suspended until such utilities can be restored. While not adding greatly to the project cost, the indirect cost of such an interruption through lost revenue could be material.

Completion of the remediation plan will address impacted soils at the site but will not preclude possible further action by EPA under other environmental statutes and rules or by Virginia. We are aware that the DEQ is calculating Total Maximum Daily Loads (TMDLs) for pollutants in water bodies. Samples have been taken for PCBs over large expanses of the Staunton River into which our storm water discharges. We are not certain whether DEQ’s sampling may result in additional claims regarding areas downstream of our property including in the portion of the drainage ditch east of the railroad track or in the Staunton River.

In addition, a 1998 Phase Two Environmental Site Assessment at our Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, we are pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. We may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of December 31, 2004, we had a reserve of $0.4 million for the above-described environmental issues at the Cheraw facility. The reserve has been reduced to $0.1 million as of December 31, 2005.

As these environmental cleanups progress, in the future we may need to revise the reserves for Altavista and Cheraw but we are unable to derive a more precise estimate at this time, as actual costs remain uncertain. However, there can be no assurance that we will not be required to respond to our environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on our financial condition.

Health Care Costs. Based on publicly available data, we currently expect health care costs to increase significantly for the foreseeable future, which will further increase our general and administrative costs and reduce our net income. Furthermore, because the average age of our employees and other covered persons is generally higher than other companies, we believe that the Company may be potentially exposed to relatively higher health care costs each year, particularly to the extent we are responsible for covering catastrophic health care costs up to the maximum annual coverage of $125,000 per covered person. In addition, because we have a relatively small number of employees and a limited amount of annual net income, the occurrence of even a small amount of such catastrophic costs during any period would have a magnifying adverse impact on our net income during such period. As a result of the foregoing, even though we have undertaken and will continue to undertake a variety of measures to control increased health care costs, it is likely that our net income will decline in the future due to such expected increased costs unless otherwise offset by increased revenues or lower costs in other areas.

Pension Plan Costs. Substantially all of our eligible employees have also elected to participate in our defined benefit pension plan. Because pension obligations are ultimately settled in future periods, the determination of our annual pension expense and pension liabilities is subject to estimates and assumptions, such as the discount rate, which are reviewed annually and are based on current rates and trends. Due to a decline in the long-term interest rates, we have used a lower discount rate to calculate the present value of benefit obligations, which has resulted in higher cash contributions by us to maintain the funded status of this plan. We expect this trend may continue in the future, which we would fund using cash flows from operations or borrowings under the WFF Loan. We cannot predict whether investment returns will be sufficient to fund all of our future retirement benefits. To the extent our pension plan assets are not sufficient to fund future retirement benefits for our employees, the average age of which is relatively higher than other companies, we would be required to fund any shortfall using cash generated by our operations. Furthermore, at any time, the federal laws governing pension plans or the administrative interpretations of those laws may be amended in a manner that could increase our pension plan costs and liabilities.

Contractual Obligations

Following is a summary of our contractual obligations as of December 31, 2005:

	Payments due by year Dollars in millions
	2006	2007	2008	2009	Thereafter	Total
Debt(1)	$4,200	$1,200	$500	$83,900	$—	$89,800
Interest on debt(2)	8,862	8,766	8,670	369	—	26,667
Finance obligation(3)	412	412	412	412	1,109	2,757
Deferred compensation payments(4)	118	118	99	95	235	665
Purchase obligations(5)	—	—	—	—	—	—
Operating leases	926	364	271	—	—	1,561

Total(6)	$14,518	$10,860	$9,952	$84,776	$1,344	$121,450

(1)	The $83.9 million Senior Subordinated Notes are scheduled to mature in 2009. Amounts due in 2006 through 2008 consist of principal payments on the term loan with WFF as well as the outstanding revolver balance.
(2)	The interest relates to the Senior Subordinated Notes and the WFF term loan. The term loan carries a variable interest rate. A reasonable future estimated interest rate was used and applied to the average outstanding balance of the term loan.
(3)	Finance obligation represents payments due under a financing arrangement for the sale and leaseback of our corporate headquarters facility.
(4)	Amounts shown do not include expected future payments to officers who have not yet retired. Such amounts, if and to the extent payable, are determined upon a salary-based formula set forth in such contracts and described under “Executive Compensation – Deferred Compensation Arrangements”. A $2.1 million liability is recorded on the balance sheet as of December 31, 2005 to reflect expected future payments to officers who will retire in the future. Since the future payment of any such amounts depends upon the occurrence of certain events that are currently unknown (such as relevant retirement dates, etc.), we do not have any indication of when and over what timeframe such amounts will be paid.
(5)	We have not historically entered into purchase commitments or obligations for raw materials or other items used in production. The principal materials used to manufacture our products are glass, aramid and carbon yarns. We purchase these raw materials on an as-needed basis pursuant to purchase orders from a number of different suppliers. These purchase orders do not represent an obligation to purchase any raw materials. In fact, ordinary course orders can be canceled at any time. Accordingly, we do not believe that we have any purchase obligations.
(6)	There are no current required minimum payments with respect to the defined benefit pension plan or the postretirement benefit plan.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements

Outlook for 2006

The following section contains forward-looking statements about our plans, strategies and prospects during 2006. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the important factors that could cause our actual results to differ materially from those contained in any forward-looking statements set forth under “Forward-Looking Statements.”

Looking ahead to 2006:

•	Sales trends during January, February and March 2006 increased from the average monthly sales for the last quarter of 2005. Although no assurances can be given, we expect sales to be somewhat higher overall in 2006.

•	We plan to continue our efforts to maintain our inventory level consistent with sales. However, there can be no assurance that sales will continue at this same level during the remainder of 2006.

Related Party Transactions

See Item 13. “Certain Relationships and Related Transactions”.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See “ Forward-Looking Statements.”

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

The fair value of the Senior Subordinated Notes as of March 7, 2006 and December 31, 2005 was approximately $79.7 million and $84.5 million, respectively. If the interest rate on borrowings under our WFF Loan as of December 31, 2005 is 100 basis points higher or lower during 2006, our interest rate expense would be increased or decreased $0.1 million. As of December 31, 2005, we were not party to any derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

See Page F-1 of the financial reports included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Our management, including our President and CFO, do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Since we are not an accelerated filer, we will not be required under Section 404 of the Sarbanes-Oxley Act of 2002 to report on the effectiveness of our internal control over financial reporting until we file our 2007 Annual Report in 2008. However, we have identified a control deficiency relating to revenue recognition that existed as of December 31, 2005 that could have resulted in a material misstatement of our financial statements had it not been discovered prior to the filing of this Annual Report. Although we have not undertaken the procedures necessary to include a management’s report on the effectiveness of our internal control over financial reporting, management believes that such a control deficiency constitutes a material weakness under the Public Company Accounting Oversight Board Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with An Audit of Financial Statements,” which sets forth the current standards to be used to evaluate the effectiveness of an accelerated filer’s internal control over financial reporting. In general, a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies,” revenue from product sales are generally recognized at the time both risk of loss and legal title transfer to the customer, which in our case is at delivery. Most of our products are delivered to our customers within two business days of shipment. As a result, we normally recognize revenue within two business days of shipment. Subsequent to the completion of our financial statement close process for 2005, our auditors determined that a significant amount of goods that were shipped during the period of December 21-29, 2005, which had been originally recorded as fourth quarter 2005 transactions in management’s initial draft of our 2005 financial statements, were not actually delivered to our customers until after December 31, 2005 (i.e., after the typical two-day shipping time that we have historically used for the purpose of revenue recognition) due to the reduced holiday schedules of our customers. Our internal control over financial reporting did not properly ensure the existence and accuracy of revenue because deliveries for shipments made to customers at the end of the fourth quarter of 2005 were not reconciled prior to the completion of our financial statement close process. Prior to the finalization of our 2005 financial statements and the filing of this Annual Report, these revenues and corresponding cost of sales were properly excluded from our 2005 financial statements. Such amounts will be recorded as first quarter 2006 transactions. Based on our review of revenue cutoff in prior quarters and years, we believe that all other material sales transactions in the past were recorded in proper periods.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2006, we have taken the following steps to strengthen our internal control over financial reporting relating to revenue recognition. First, we have strengthened and streamlined our procedures designed to ensure that information relating to the timing of delivery of product is communicated from our operations personnel to persons responsible for preparing our financial statements. Second, we have designed and implemented a procedure whereby our accounting personnel will research all sale transactions that occur during the final week of each reporting period to ensure that revenues are recognized in proper periods.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and CFO, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our President and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2005 because of the circumstances described above in the second and third paragraphs under “Internal Control Over Financial Reporting”. Notwithstanding these circumstances, our management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The names, ages and positions of our directors and executive officers are set forth below. Our director is also a director of NVH, Inc. and Nouveau Verre Holdings, Inc., and NVH, LLC. The director is elected annually by our sole stockholder and holds office until his successor is elected and qualified or until his earlier removal or resignation.

Name	Age	Positions with BGF
Philippe Porcher	52	Chairman of the Board, Sole Director
James R. Henderson	68	President
Philippe R. Dorier	49	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

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

James R. Henderson was named President of BGF in May 2002. Prior to that, he was Executive Vice President Sales and Merchandising since 1989. Before joining BGF, Mr. Henderson was employed for 31 years with United Merchants and Manufacturers, Inc., a company engaged in the textile business. Mr. Henderson served as the Senior Vice President of United Merchants and Manufacturers, President of their Uniglass Division, and as Chairman of the Board of United’s Marglass subsidiary in England.

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

Item 11. Executive Compensation

The following table shows, for the fiscal years ended December 31, 2005, 2004, and 2003, the compensation paid to or earned by our chief executive officer and our two other most highly compensated executive officers.

Name and Principal Position	Salary (1)		Bonus		Other Annual Compensation
Philippe Porcher Chairman of the Board, Chief Executive Officer and Director and Former Vice Chairman
2005:	$120,000	(2)	—		—
2004:	$120,000	(2)	—		—
2003:	$120,000	(2)	—		—

James R. Henderson President and Former Executive Vice President Sales and Merchandising
2005:	$239,664		$129,932	(5)	$15,070	(4)
2004:	$239,664		$159,250	(6)	$12,995	(4)
2003:	$238,027		$119,600	(7)	$15,284	(4)

Philippe R. Dorier Senior Vice President, Chief Financial Officer, Secretary and Treasurer
2005:	$193,620		$94,920	(5)	$19,076	(3)
2004:	$186,168		$127,575	(6)	$9,067	(3)
2003:	$179,004		$96,600	(7)	$9,344	(3)

(1)	Includes the following amounts deferred at the election of the following executive officers pursuant to BGF’s 401(k) plan in 2005, 2004 and 2003, respectively: Mr. Dorier— $11,828, $13,000 and $9,148; Mr. Henderson— $14,000, $13,000 and $11,144.
(2)	Represents a management fee paid by BGF Services, Inc., an affiliate of BGF, to Philippe Porcher and reimbursed by BGF to cover services provided by Philippe Porcher to BGF. See “Item 13. Certain Relationships and Related Transactions”.
(3)	Represents personal use of a company car of $13,490 and 2004 profit sharing of $5,586 paid in 2005 and personal use of company car in 2004 and 2003.
(4)	Represents personal use of a company car of $8,920 and 2004 profit sharing of $6,150 paid in 2005 and personal use of company car in 2004 and 2003.
(5)	Represents a bonus for 2005 paid in 2006. For Mr. Dorier, this bonus was paid for by BGF Services and reimbursed by BGF to BGF Services in the form of management fees to cover services rendered to BGF. See “Item 13. Relationships and Related Transactions.”
(6)	Represents a bonus for 2004 paid in 2005. For Mr. Dorier, this bonus was paid for by BGF Services and reimbursed by BGF to BGF Services in the form of management fees to cover services rendered to BGF. See “Item 13. Relationships and Related Transactions.”

(7)	Represents a bonus for 2003 paid in 2004. For Mr. Dorier, this bonus was paid for by BGF Services and reimbursed by BGF to BGF Services in the form of management fees to cover services rendered to BGF. See “Item 13. Relationships and Related Transactions.”

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

The estimated annual benefits payable upon retirement at normal retirement age for the executive officers listed in the “Executive Compensation” table above is as follows: Mr. Henderson - $35,783 and Mr. Dorier - $70,626. These calculations are based on 2005 compensation, assume benefits are payable as a straight-life annuity, and assume that each individual will work until age 65. Mr. Philippe Porcher does not participate in the Retirement System.

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

Compensation of Directors

Our director did not receive separate compensation for his services as a director in 2005.

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

The estimated accrued benefits payable under Deferred Compensation Agreements at normal retirement age as of December 31, 2005 for the executive officers Mr. Henderson and Mr. Dorier are $354,000 and $187,000, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of BGF’s outstanding common stock as of December 31, 2005 for each person or group known to our management to be holding more than 5% of the common stock and for each director and executive officer named in the “Executive Compensation” table and all of our directors and executive officers as a group.

All shares of BGF’s issued and outstanding common stock are held by NVH, Inc., which is a wholly owned subsidiary of Nouveau Verre Holdings, Inc., which is a wholly owned subsidiary of Porcher Industries S.A. The address of Porcher Industries is Porcher Industries S.A., Badinières, 38300 Bourgoin-Jallieu, France.

As reflected in the graphic below the table, Mr. Robert Porcher may be deemed to beneficially own 56.05% of the outstanding capital stock of Porcher Industries, and thus BGF, through (1) his 7.22% direct ownership interest in Porcher Industries and (2) his ownership interest in Société Civile des Terres Froides. Mr. Robert Porcher’s address is c/o Porcher Industries S.A., Badinières, 38300 Bourgoin-Jallieu, France.

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

We have no equity compensation plans.

Item 13. Certain Relationships and Related Transactions

We are wholly owned by Porcher Industries through NVH, Inc., a U.S. holding company. In July, 2004, our previous parent, Glass Holdings Corp., converted to a limited liability company and subsequently distributed its stock in BGF to NVH, Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a 100% owned subsidiary of Porcher Industries, Inc. Porcher Industries owns a 15% interest in AGY, Inc., a major supplier of BGF, through Nouveau Verre Holdings, LLC., a 100%

subsidiary of Nouveau Verre Holdings, Inc. Glass Holdings LLC owns 100% of BGF Services, Inc. We have ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, Glass Holdings and other wholly-owned subsidiaries of Glass Holdings, as well as other affiliates of Porcher Industries. Mr. Robert Porcher, our former Chairman of the Board and Chief Executive Officer, beneficially owns a controlling interest in Porcher Industries and Mr. Philippe Porcher, our current Chairman of the Board and Chief Executive Officer also owns an interest in Porcher Industries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings, that cover the periodic management services of certain Porcher Industries employees and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Philippe Porcher and Dorier. In connection with these arrangements with BGF Services, we incurred expenses of $0.7 million in 2005. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. In 2005, we were not billed by the parent company for management expenses.

We purchase semi-finished and finished products from Porcher Industries and its affiliates. We purchased $0.5 million of these products in 2005. We sell finished goods and occasionally unfinished goods directly to Porcher and its affiliates. In 2005, we billed Porcher Industries and its affiliates $0.4 million for these goods. Porcher Industries billed us for commissions for sales of its products in Asia, Europe, and Australia of $0.1 million in 2005. We believe that prices and commissions paid or received by us for these transactions are comparable to those paid to third parties.

We collect and deposit customer payments on behalf of two wholly owned subsidiaries of Porcher Industries in exchange for fees equal to 2% of amounts collected. We billed $0.01 million in fees for these services incurred in 2005. We believe that these fees are comparable to those that would be paid to third parties.

AGY Inc. leased approximately 27,200 square feet of segregated space at our South Hill, Virginia lightweight fiber fabric facility for the purpose of manufacturing glass yarns for exclusive supply to us under a supply contract that was to expire on December 31, 2008. As part of AGY’s restructuring, the glass yarn operation at the South Hill facility was closed effective October 2004 and the supply agreement with BGF was terminated. As part of the ownership restructuring, Porcher Industries entered into a supply agreement with AGY in which BGF has an incentive but is under no obligation to purchase yarn from AGY. We provided AGY with leased employees at this facility and administrative and technical support services. These services were discontinued in October 2004. We billed AGY approximately $1.2 million pursuant to this agreement in 2004. We purchased approximately $17.4 million of raw materials from AGY in the twelve months ended December 31, 2005. We believe that each of these arrangements are on terms no more favorable than those that would be provided to third parties. Porcher Industries currently indirectly owns a 15% interest in AGY.

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

Audit Fees. We paid PricewaterhouseCoopers LLP $190,000 in audit fees for services rendered in the fiscal year ended December 31, 2005 as compared to $155,000 in audit fees during the fiscal year ended December 31, 2004.

Audit-Related Fees. We paid PricewaterhouseCoopers LLP $0 for audit-related services rendered in 2005 as compared to $8,000 in audit-related fees rendered in 2004. These audit-related services were for reviewing the accounting treatment of certain transactions in 2004.

Tax Fees. We paid PricewaterhouseCoopers LLP $131,000 in 2005 for tax services rendered as compared to $30,000 in 2004. These tax services generally included tax return preparation, tax compliance, tax planning and tax advice.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	FINANCIAL STATEMENTS

See Index on page F-1.

2.	FINANCIAL STATEMENT SCHEDULE

See Index on page F-1.

(a)	Documents Incorporated by Reference or Filed with this Report:

EXHIBITS

Exhibit No.	Description of Exhibit
3.1(1)	Certificate of Incorporation of BGF Industries, Inc., as amended

3.2(1)	Bylaws of BGF Industries, Inc., as amended

4.1(1)	Indenture, dated as of January 21, 1999, among BGF Industries, Inc. and The Bank of New York, as trustee, relating to $100 million principal amount of 10 1/4% Senior Subordinated Notes Due 2009

4.2(1)	Form of 10 1/4% Series A and Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

10.1(1)	Deferred Compensation Agreement, dated April 16, 1990, by and between BGF, Industries, Inc. and James R. Henderson (2)

10.2(1)	Deferred Compensation Agreement, dated January 28, 1993, by and between BGF Services, Inc. and Philippe Dorier (2)

10.3(1)	Lease, dated March 20, 1996, between E.R. English, Sr., as lessor, and BGF Industries, Inc., as lessee

10.4(1)	Purchase Order (Lease), dated November 26, 1996, between K&C Brokerage, as lessor, and BGF Industries, Inc., as lessee

10.5(1)	Lease, dated November 1, 1991, by and between H.V. Johns, Jr., as lessor, and BGF Industries, Inc. as lessee

10.6(1)	Promissory Note, dated September 30, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $135,043,844.62

10.7(1)	Promissory Note, dated December 23, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $2,681,000

10.8(3)	Lease Agreement, dated October 1, 2000 by and between Edgar J.T. Perrow and BGF Industries, Inc.

10.9(4)	$5 million intercompany note between Glass Holdings Corp. and BGF Industries, Inc. dated August 14, 2002

10.10(4)	Lease Agreement, dated November 26, 2002 by and between Davidson Industrial Properties, LLC and BGF Industries, Inc.

10.11(5)	Loan and Security Agreement by and among BGF Industries, Inc. as Borrower, The Lenders that are Signatories Hereto as the Lenders, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent Dated as of June 6, 2003

10.12(6)	Lease Agreement, dated October 27, 2003 by and between Schwarz and Schwarz, Inc. and BGF Industries, Inc.

10.13(7)	Second Amendment to the Loan and Security Agreement, dated July 30, 2004

10.14(8)	Third Amendment to the Loan and Security Agreement, dated March 31, 2005

10.15(9)	Fourth Amendment to the Loan and Security Agreement, dated June 30, 2005

12	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

99.1	Reconciliation of net income to adjusted EBITDA

(1)	Filed as part of the Company’s Registration Statement (333-72321) and incorporated herein by reference.
(2)	Management contract or compensatory plan or arrangement.
(3)	Filed as part of the Company’s Form 10K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as part of the Company’s Form 10K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(5)	Filed as part of the Company’s Form 8-K dated June 6, 2003 and incorporated herein by reference.
(6)	Filed as part of the Company’s Form 10K for the fiscal year ended December 31,2003 and incorporated herein by reference.
(7)	Filed as part of the Company’s Form 10Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference.
(8)	Filed as part of the Company’s Form 8-K dated April 4, 2005 and incorporated herein by reference.
(9)	Filed as part of the Company’s Form 8-K dated October 31, 2005 and incorporated herein by reference.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

of BGF Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) on page 39 present fairly, in all material respects, the financial position of BGF Industries, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) on page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP
Greensboro, North Carolina
March 28, 2006

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for returns and doubtful accounts of $396 and $366, respectively	16,034	16,833
Inventories	24,913	27,095
Other current assets	702	3,165
Assets held for sale	245	245

Total current assets	41,894	47,338
Net property, plant and equipment	31,667	39,081
Deferred income taxes	1,218	—
Other noncurrent assets, net	2,731	3,525

Total assets	$77,510	$89,944

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Cash overdraft	$886	$512
Accounts payable	5,625	5,813
Accrued liabilities	10,504	11,469
Deferred income taxes	1,218	—
Short-term borrowings	3,000	6,500
Current portion of long-term debt	1,200	1,200

Total current liabilities	22,433	25,494
Long-term debt, net of discount of $524 and $708, respectively	87,255	88,982
Finance obligation	2,758	2,634
Deferred income taxes	—	2,359
Postretirement benefit and pension obligations	6,526	5,674

Total liabilities	118,972	125,143

Commitments and contingencies (Note 15)

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(75,082)	(70,147)
Accumulated other comprehensive loss	(1,380)	(52)

Total stockholder’s deficit	(41,462)	(35,199)

Total liabilities and stockholder’s deficit	$77,510	$89,944

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Net sales	$152,904	$155,842	$125,097
Cost of goods sold	136,275	130,197	107,459

Gross profit	16,629	25,645	17,638
Selling, general and administrative expenses	10,161	10,743	8,469
Asset impairment charge	—	712	—

Operating income	6,468	14,190	9,169
Interest expense	11,333	12,025	13,812
Other (income) loss, net	40	268	(1,207)

Income (loss) before income taxes	(4,905)	1,897	(3,436)
Income tax expense	30	16	—

Net income (loss)	$(4,935)	$1,881	$(3,436)

Other comprehensive loss net of tax:
Minimum pension liability adjustment	(1,328)	518	907
Reclassification to earnings	—	—	78

Total comprehensive income (loss)	$(6,263)	$2,399	$(2,451)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(4,935)	$1,881	$(3,436)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,018	5,494	6,039
Amortization of noncurrent assets	840	852	1,204
Amortization of discount on notes	169	186	197
Write-off of debt issuance costs	38	143	1,152
Asset impairment charge	—	712	—
(Gain) Loss on disposal of equipment	69	91	(19)
(Gain) Loss on debt cancellation	(50)	224	(1,178)
Noncash interest on finance obligation	124	67	75
Postretirement benefit and pension obligations	(358)	911	1,640
Change in current assets and liabilities:
Trade accounts receivable, net	463	(3,418)	(3,218)
Other current assets	104	696	133
Inventories	2,182	(4,956)	496
Current income tax refundable	—	428	5,991
Other assets	(84)	(73)	(46)
Accounts payable	(255)	768	872
Accrued liabilities	(1,083)	(2,874)	(1,546)

Net cash provided by operating activities	7,242	1,132	8,356

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,644)	(2,442)	(1,985)
Proceeds from sale of equipment	353	47	29

Net cash used in investing activities	(2,291)	(2,395)	(1,956)

Cash flows from financing activities:
Cash overdraft	374	512	—
Payments on term loan	(1,821)	(1,251)	(609)
Proceeds from revolving credit facility	37,800	21,700	10,000
Payments on revolving credit facility	(41,300)	(15,200)	(17,573)
Proceeds from term loan	2,760	—	6,000
Payment received on loan to parent	—	344	10,624
Purchases of Senior Subordinated Notes	(2,764)	(8,806)	(3,025)
Payments on loan to parent	—	—	(5,000)
Debt issuance costs	—	—	(4,024)

Net cash used in financing activities	(4,951)	(2,701)	(3,607)

Net (decrease) increase in cash and cash equivalents	—	(3,964)	2,793
Cash and cash equivalents at beginning of period	—	3,964	1,171

Cash and cash equivalent at end of period	$—	$—	$3,964

Supplemental disclosures of cash flow information:
Cash (paid) during the year for interest	$(10,597)	$(11,198)	$(11,321)

Cash received (paid) for income taxes	$(36)	$388	$5,990

Supplemental disclosure of non-cash investing and financing activities
Property and equipment financed in accounts payable	$46	$—	$199

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

(dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Loan to Parent	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficit
Balance, December 31, 2002	$1	$34,999	$(68,592)	$(10,968)	$(1,555)	$(46,115)
Net loss	—	—	(3,436)	—	—	(3,436)
Payment received on loan to parent	—	—	—	10,624	—	10,624
Change in other comprehensive loss	—	—	—	—	985	985

Balance December 31, 2003	1	34,999	(72,028)	(344)	(570)	(37,942)
Net income	—	—	1,881	—	—	1,881
Payment received on loan to parent	—	—	—	344	—	344
Change in other comprehensive loss	—	—	—	—	518	518

Balance December 31, 2004	1	34,999	(70,147)	—	(52)	(35,199)
Net loss	—	—	(4,935)	—	—	(4,935)
Change in other comprehensive loss	—	—	—	—	(1,328)	(1,328)

Balance December 31, 2005	$1	$34,999	$(75,082)	$—	$(1,380)	$(41,462)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Summary of Significant Accounting Policies

Principles of Consolidation. BGF Industries, Inc. is a wholly owned subsidiary of NVH, Inc. In July 2004, the Company’s previous parent, Glass Holdings Corp., converted to a limited liability company, Glass Holdings LLC, and subsequently distributed its stock in BGF to NVH Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a wholly owned subsidiary of Porcher Industries, S.A. These consolidated financial statements include the accounts of BGF Industries, Inc. and its wholly owned subsidiary, BGF Overseas, Inc. (collectively “BGF” or the “Company”). All inter-company transactions and balances are eliminated in consolidation. BGF manufactures high-quality glass, aramid and carbon fiber fabrics for use in a variety of electronic, composite, insulation, construction, filtration, and commercial applications. The principal market is the United States.

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

Accounts Receivable. The Company does not require collateral on sales and evaluates the collectibility of its accounts receivable based on a number of factors. An allowance for doubtful accounts is recorded based on a customer’s ability and likelihood to pay based on management’s review of the facts.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. The Company records provisions for slow-moving and obsolete inventories and for lower of cost or market issues associated with its inventories. The adequacy of this estimate is dependent on a number of future factors, including but not limited to the state of the economy and the level of customer demand. These factors could cause the inventory reserve to change by a material amount in the near term.

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

The estimated useful lives of the assets are as follows:

Buildings and improvements	15-50 years
Machinery and equipment	3-20 years

Long-lived assets. In the event that facts and circumstances indicate that the cost of long-lived assets may not be recoverable, the estimated future undiscounted cash flows is compared to the asset’s carrying value and if less, an impairment loss is recognized in an amount by which the carrying value exceeds its fair value. In the event that facts and circumstances indicate that the useful life of a long-lived asset has changed, the Company will revise the asset’s depreciation or amortization.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases based on enacted tax laws and statutory rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the legislation is enacted. A valuation allowance

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Summary of Significant Accounting Policies – (Continued)

against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Other Noncurrent Assets. Debt issuance costs are amortized over the terms of the respective debt agreements using the interest method. BGF evaluates intangible assets for impairment annually (and in interim periods if certain events occur indicating that the carrying value is impaired) through a comparison of fair value to carrying value.

Revenue Recognition. Revenue from product sales and the related cost of goods sold are recognized at the time both risk of loss and legal title transfer to the customer, which is at delivery in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Rights of Return Exists”. Additionally, revenue is recognized only when the price is substantially fixed or determinable, the customer is obligated to pay and collectibility is reasonably assured, the customer acquiring the product for resale has economic substance apart from that provided by us and we do not have significant obligations for future performance. The customer may return goods for approved quality reasons. Provisions are made for estimated product returns, claims and allowance.

Financial Instruments. BGF may selectively enter into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. None of these agreements may be used for speculative or trading purposes. The fair value of BGF’s interest rate swap agreements, if any, are the estimated amount BGF would have to pay or receive to terminate the swap agreement as of the reporting date, taking into account current interest rates. The interest rate swaps are accounted for as hedges on the basis that such derivatives reduce the risk of changes in interest rates on BGF’s variable rate debt. The interest differentials from these swaps are recorded in interest expense. There are no interest rate swaps as of December 31, 2005 and 2004.

BGF may enter into foreign currency exchange contracts to manage exposures related to specific foreign currency transactions or anticipated cash flows. There are no foreign currency exchange contracts as of December 31, 2005 and 2004.

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

Research and Development. Research and development expenses comprise the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and facility occupancy costs, contract services and other outside costs. Research and development costs are expensed as incurred and were approximately $776, $731 and $627, for the years ended December 31, 2005, 2004 and 2003, respectively.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Summary of Significant Accounting Policies – (Continued)

Advertising and Promotion. BGF expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Such amounts were not material for 2005, 2004, and 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include advertising and promotion costs, administrative and sales salaries, sales commissions, and professional and consulting fees not directly related to manufacturing activities.

Foreign Currency Transactions. Gains (losses) resulting from foreign currency transactions are included in other income or other expenses, and amounted to $(116), $60 and $6 in 2005, 2004, and 2003, respectively.

Other Comprehensive Income (Loss). BGF records certain items in other comprehensive income (loss) in accordance with FAS 130 “Reporting Comprehensive Income”. Due to the Company’s current tax position, the tax affect of these items in other comprehensive income is minimal.

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

2. Liquidity and Financial Condition

The Company had a net loss of $4,935 for the year ended December 31, 2005 and had a $41,462 stockholder’s deficit as of December 31, 2005. In the year ended December 31, 2004, the Company had net income of $1,881 and had a $35,199 stockholder’s deficit as of December 31, 2004.

On June 6, 2003, the Company entered into a five year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”). This arrangement (the “WFF Loan”) provides for a maximum revolver credit line of $40,000 with a letter of credit (“L/C”) sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line of $6,000 of which the principal is amortized over 60 months. (See Note 9).

On April 4, 2005, the Company executed an amendment to the WFF Loan to increase its total borrowing availability by approximately $5,000. The amendment was deemed to be effective as of March 31, 2005. The amendment provided for the following: (1) reduced the maximum facility size to $25,000; (2) reloaded the term loan back to the lesser of $6,000 or 70% of the orderly liquidation value of eligible equipment; (3) increased the advance rate on finished goods inventory from 45% to 55%; (4) reduced the Excess Availability to $1,000 at all times; and (5) released the $550 environmental reserve previously in place. (See Note 9). Availability under the revolver credit line totaled $11,677 as of December 31, 2005.

On October 31, 2005, the Company executed an amendment to its five year financing arrangement with Wells Fargo Foothill, Inc. (the “WFF Loan”) to increase its cap on capital expenditures to $3,500 annually. The amendment was deemed effective as of June 30, 2005.

The Company’s continued existence is dependent upon several factors including its ability to continue to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue to meet its financial covenants and make required payments under the WFF loan. (See Note 9). While the Company’s performance in 2005 has enabled it to meet its financial obligations, there can be no assurance

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

2. Liquidity and Financial Condition – (Continued)

that the Company will be able to sustain its current level of operations. The Company continues to evaluate its current business plan in light of the current market conditions.

3. Inventories

Inventories consist of the following:

	December 31, 2005	December 31, 2004
Supplies	$1,492	$1,532
Raw materials	2,232	2,657
Stock-in-process	3,661	4,233
Finished goods	17,528	18,673

Total inventories	$24,913	$27,095

4. Other Current Assets

Other current assets consist of the following:

	December 31, 2005	December 31, 2004
Deferred income taxes	$—	$2,359
Security deposits	555	555
Other	147	251

Total other current assets	$702	$3,165

5. Assets Held for Sale

In September 2004, the Company’s board made the decision to hold the land and building of the South Hill heavyweight fabrics facility for sale. These assets have a net book value as of December 31, 2005 and December 31, 2004 of $245 and have been classified as a current asset on the balance sheets.

6. Net Property Plant and Equipment

Net property, plant and equipment consist of the following:

	December 31, 2005	December 31, 2004
Land	$2,873	$2,873
Buildings	38,113	37,576
Machinery and equipment	82,771	80,830

Gross property, plant and equipment	123,757	121,279
Less: accumulated depreciation	(92,090)	(82,198)

Net property, plant and equipment	$31,667	$39,081

It is the Company’s policy to periodically review the estimated useful lives of its fixed assets. This review during the fourth quarter of 2005 indicated that the actual useful life of an unfinished manufacturing building located in South Hill, Virginia is zero because it is very unlikely to be finished and used by the Company. Further, the Company does not believe that potential buyers could be found as a result of the location of the building and the fact that it is unfinished. As a result, the Company has depreciated the asset to its estimated residual value of $388. The Company has determined the residual value based on an appraisal from a third party. The effect of this change in

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

6. Net Property Plant and Equipment – (continued)

estimate, based on a net book value of $5,332 prior to the adjustment, was to increase depreciation expense in the fourth quarter of 2005 by $4,944 and decrease gross profit and operating income in the fourth quarter 2005 by $4,944.

During the third quarter of 2004, the Company entered into an agreement to sell certain equipment at the South Hill heavyweight fabrics facility to an affiliate for $600. The loss on the sale was estimated at $250 and recorded in the third quarter. The sale was completed in the fourth quarter and based on actual selling costs incurred, the final loss on the sale was $180. As a result of this sale and the Company’s decision in the fourth quarter to sell the South Hill heavyweight fabrics facility, the Company undertook an analysis of the remaining long-lived assets held at the facility and compared the net book value of those assets to the estimated fair market value. As a result, the Company recorded a $532 write-down to reduce the carrying value of the remaining machinery and equipment to its estimated fair value less cost to sell. These charges are recorded as an asset impairment charge in the accompanying 2004 consolidated statement of operations. The remaining carrying value of the machinery and equipment at the Company’s South Hill heavyweights fabrics facility is $661 as of December 31, 2005.

The Company has a financing agreement for its corporate headquarters facility. Included in net property plant and equipment is land and building with a net book value of $2,275 and $2,370 as of December 31, 2005 and 2004, respectively, related to this facility. See Note 10.

7. Other Noncurrent Assets, Net

Other noncurrent assets consist of the following:

	December 31, 2005	December 31, 2004
Debt issuance costs	$5,619	$5,689
Accumulated amortization	(3,408)	(2,646)

	2,211	3,043

Unrecognized pension prior service cost	5	12
Other noncurrent assets	515	470

Total other noncurrent assets, net	$2,731	$3,525

Amortization of deferred financing charges of $840, $852 and $1,204 for the years ended December 31, 2005, 2004 and 2003, respectively, has been included in interest expense.

In connection with a forbearance agreement entered into in 2002, the Company incurred $313 of deferred financing fees. These fees were written off to interest expense in 2003 after the forbearance agreement was terminated.

In connection with obtaining new financing in 2003, the Company incurred $1,215 of debt issuance costs related to a short term financing arrangement with CIT Business Credit (“CIT”). These costs were written off to interest expense in the second quarter 2003 due to the termination of the CIT Facility, as discussed in Note 9. In connection with efforts to pursue long-term financing, the Company incurred $2,809 of debt issuance costs during 2003. $2,565 of these costs relate to the long-term financing obtained from WFF and are amortized over the life of the five year WFF Loan. $244 of these costs related to long term financing that was not obtained and were written off to interest expense in 2003.

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

In 2005, the Company purchased $2,850 (face amount) of Senior Subordinated Notes. (See Note 9). As a result of this transaction, debt issuance costs related to the original issuance of these notes of $37 were written off to interest expense.

8. Accrued Liabilities

	December 31, 2005	December 31, 2004
Accrued liabilities consist of the following:
Interest	$4,010	$4,153
Environmental	2,880	2,696
Profit sharing	—	876
Payroll	610	239
Other employee benefits, including current portion of deferred compensation	1,186	1,237
Medical benefits	691	727
Other	1,127	1,541

Total accrued liabilities	$10,504	$11,469

Current contribution to retirement plan. Minimum required employer contributions to the retirement plan are $0 for 2005 and 2004 and $3,304 for 2003, which was paid in 2004. See Note 12.

Profit Sharing. The Company declared a profit sharing contribution in the amount of $876 for 2004, which was paid in the first quarter of 2005. The Company did not declare a profit sharing award for 2005.

Environmental Matters. The Company is engaged in an Environmental Protection Agency (“EPA”)-supervised self-implementing remediation program at its Altavista facility. The remediation program is being conducted under EPA rules at 40 C.F.R. §761.61, promulgated under the Toxic Substances Control Act, that set forth self-implementing cleanup standards for certain contamination by polychlorinated biphenyls, or “PCBs.” PCBs were discovered at the Altavista facility during a 1998 environmental site assessment, and EPA was notified. These PCBs were initially identified in the area of the former location of a heat transfer oil tank that the previous owner of the facility had removed before Porcher Industries acquired us in 1988. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, in groundwater, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the Town of Altavista’s water treatment plant. Interim measures were taken in 1999 and 2000, and have been taken periodically since then, to control PCB migration and minimize exposure.

In 2003, the Company submitted to the EPA a final Site Characterization Report, or “SCR,” documenting the assessment of the property and the site’s drainage ditch. In May 2004, the EPA approved the SCR. A draft cleanup plan was submitted to the EPA in September 2004 and a final proposed remediation plan was provided to EPA for its review in December 2005. EPA comments, if any, on the plan are anticipated within the next few months.

The remediation plan is generally designed to achieve PCB levels in remaining soils within the area covered by the plan at or below 25 parts per million (ppm), which is consistent with standards set forth in the EPA rules for “low

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8. Accrued Liabilities – (Continued)

occupancy” sites. The remediation plan covers property owned by the Company and off-site areas owned by third parties, including the portion of the drainage ditch running from the property off-site to the western edge of adjacent railroad tracks. The portion of the drainage ditch east of the railroad tracks is not included within the scope of the voluntary cleanup. Although this eastern portion of the drainage ditch generally exhibits significantly lower PCB levels than are present in the western portion of the drainage ditch, the exclusion of this area means that soils and/or sediments with PCBs above 25 ppm will remain in this area after the implementation of the plan.

The cleanup work will be divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management contract has been issued and work has begun. The Company has requested reimbursement, in the form of tax reductions, from the Town of Altavista for 80% of the costs born in this project as the scope of work centers primarily on site utilities. After implementation of the remediation plan, the Company will re-establish various structures and paved areas so the site can resume work with an enhanced storm water system. Two bids have been submitted by qualified contractors to perform the soil remediation provided for in the remediation plan. The Company is in the process of reviewing bid details with the contractors and are awaiting communications with the EPA to clarify remaining questions. Upon clarification, the contractors will be invited to rebid if such clarifications generate material changes to the scope of the project.

The implementation of the remediation plan will not completely eliminate PCBs from the area subject to the plan; as noted above, the plan is designed to achieve PCB levels in remaining soils at or below 25 ppm. Further, the remediation plan itself provides for contingencies under which PCBs would remain in place above 25 ppm. While future EPA and/or DEQ enforcement actions could potentially require further cleanup of the site, the Company’s voluntary remediation program lessens the likelihood of such enforcement actions.

After implementation of the remediation plan, the Company will place deed restrictions on the Altavista property, including restrictions limiting the property’s use consistent with a “low occupancy area” within the meaning of the EPA rules and other such limitations as may be appropriate depending on contingencies that may arise (e.g., deed restrictions relating to areas where PCBs may be left in place under a specified cover).

At this time, the Company anticipates the storm water contract to cost approximately $500. The cleanup and restoration of site structures, sod and pavement is estimated to be approximately $2,000. Accordingly, a reserve of $2,760 for the environmental issues at the Altavista facility has been established. This reserve reflects the higher of the bids received thus far for conducting the remediation plan and it includes the stormwater enhancement project and post-remediation restoration work. However, remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

•	The portion of the drainage ditch east of the railroad tracks is outside the scope of the self-implemented cleanup. There has been no indication whether the State or EPA will seek to require the Company to undertake work in this drainage ditch. No cleanup plan or estimate for this work has been developed.

The construction estimates are inherently based on assumptions about the total quantity of soil to be removed and disposed, as bids are based on unit costs for removal, transportation, and disposal. The extensive SCR was used as a basis for estimating quantities of soil to be excavated, transported, and deposited in proper landfills, but verification sampling upon excavation will be necessary and it is possible that greater quantities of impacted soil than are currently estimated will require removal. Transportation and disposal costs are approximately two-thirds of the estimated cost of the project.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8. Accrued Liabilities – (Continued)

Accordingly, a material increase in the quantity of soil removed in excess of the currently-estimated amounts would correspondingly materially increase the cleanup cost.

•	Many areas requiring cleanup are adjacent to structures. Current plans call for addressing these areas in a manner that does not require shoring foundations, which may entail leaving some amount of soil with greater than 25 ppm PCBs in place. EPA direction may require additional work in these areas, requiring slower hand digging and engineering shoring. Any such direction will increase the cost of the project.

•	Utilities may exist in and around the dig site that could be damaged. While all efforts will be made to avoid damaging utilities, any such damage may cause part or all work at the plant to be suspended until such utilities can be restored. While not adding greatly to the project cost, the indirect cost of such an interruption through lost revenue could be material.

Completion of the remediation plan will address impacted soils at the site but will not preclude possible further action by EPA under other environmental statutes and rules or by Virginia. The Company is aware that the DEQ is calculating Total Maximum Daily Loads (TMDLs) for pollutants in water bodies. Samples have been taken for PCBs over large expanses of the Staunton River into which the storm water discharges. It is not certain whether DEQ’s sampling may result in additional claims regarding areas downstream of the Company’s property including in the portion of the drainage ditch east of the railroad track or in the Staunton River.

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. The Company may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of December 31, 2004, the Company had a reserve of $400 for the above-described environmental issues at the Cheraw facility. The reserve has been reduced to $120 as of December 31, 2005.

As these environmental cleanups progress, the Company may need to revise the reserves for Altavista and Cheraw but it is unable to derive a more precise estimate at this time, as actual costs remain uncertain. However, there can be no assurance that the Company will not be required to respond to its environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on the Company’s financial condition.

Other employee benefits. In 2005, the Company approved a management bonus of $904, which was paid in the first quarter of 2006. In 2004, the Company approved a management bonus of $1,215, which was paid in the first quarter of 2005.

Employee severance. During the first quarter of 2005, the Company eliminated nine salary positions at its South Hill lightweight fabrics facility, which resulted in approximately $383 of non-recurring severance costs. All of these costs have been paid as of December 31, 2005.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

9. Debt

Debt consists of the following:

	December 31, 2005	December 31, 2004
Term loan	$5,079	$4,140
Senior Credit Facility:
Revolving Credit Facility	3,000	6,500
Senior Subordinated Notes, net of unamortized discount of $524 and $708, respectively	83,376	86,042

Total debt	91,455	96,682
Current Maturities	4,200	7,700

Long-term debt	$87,255	$88,982

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

WFF has a first priority, perfected security interest in our assets. The WFF Loan, as amended, provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10,000 or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate + 1.00% for the evolver with a 50 basis points increase if outstanding advances exceed $7,000 and of LIBOR + 3.5% or the Wells Fargo Prime Rate + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; (3) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a $3,500 cap on annual capital expenditures; and (iv) an early termination fee.

In addition to the covenant requirements set forth above, the WFF Loan does not allow the Company to pay dividends or distributions on its outstanding capital stock (including to its parent) and limits or restricts the Company’s ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets or merge or consolidate without the consent of the lender. The WFF Loan permits the lenders to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the WFF Loan or if an event of default exists under the indenture governing the Senior Subordinated Notes that would permit the trustee or holders to accelerate payment of the outstanding principal and accrued unpaid interest with respect to the Senior Subordinated Notes.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

9. Debt – (Continued)

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. and two of NVH, Inc.’s subsidiaries, Glass Holdings LLC and BGF Services, Inc. As of December 31, 2005, amounts outstanding under the WFF Loan totaled $8,079 and consisted of $5,079 under the term loan and $3,000 under the revolver. As of December 31, 2004, amounts outstanding under the WFF Loan totaled $10,640 and consisted of $4,140 under the term loan and $6,500 under the revolver. As of December 31, 2005, the Company had exercised its LIBOR Rate option on $4,500 of the term loan and $3,000 of the revolver. Interest rates as of December 31, 2005 on the outstanding amounts under the LIBOR options were 7.87% and 7.62% on the term loan and revolver, respectively. Interest rates as of December 31, 2005 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 8.0%. Interest rates on the amounts outstanding under the term loan and revolver as of December 31, 2004 were 6.25%.

Availability under the revolver at December 31, 2005 and December 31, 2004 was $11,677 and $6,907, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes as well as a reserve of $0 and $550 for December 31, 2005 and December 31, 2004, respectively for potential environmental liabilities. The reserve for interest payments is increased by $189 a week in 2004 and $165 a week in 2005, and is reset to $0 when such payment is made. As of December 31, 2005 and December 31, 2004, the total outstanding reserves amounted to $3,804 and $5,270, respectively.

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The original amount of the Senior Subordinated Notes issued was $100,000, of which $83,900 in face amount remains outstanding, as a result of repurchases made by the Company in 2003, 2004 and 2005.

On June 23, 2005, the Company purchased $2,850 (face value) of Senior Subordinated Notes for $2,765 plus accrued interest of $128. This transaction resulted in a net gain on extinguishment of debt of $50.

In 2004, the Company purchased $9,000 (face value) of Senior Subordinated Notes for $8,740 plus accrued interest of $264. This transaction resulted in a loss on extinguishment of debt of $224. The Senior Subordinated Note purchase was funded by a combination of cash provided by operations and borrowings under the WFF Loan.

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

The fair value of the Senior Subordinated Notes as of December 31, 2005 and December 31, 2004 was $84,530 and $86,750, respectively.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

9. Debt – (Continued)

The Company has been in compliance with all of the covenants and ratios under the WFF Loan and the indenture governing its Senior Subordinated Notes for all periods presented.

The Company has engaged a financial advisor to assist it with the Company’s financial strategy and refinancing of existing debt. Fees for services rendered by the financial advisor were $404 in 2004 and $395 in 2005.

10. Finance Obligation

In November 2002, the Company entered into a financing agreement for its corporate headquarters facility located in Greensboro, North Carolina whereby the Company sold the facility to a third party and entered into a leasing arrangement for the use of this facility. The cash proceeds received from the transaction were $2,550. The initial term of the lease arrangement is seven years with three five-year renewals. The agreement provides that the Company may repurchase the building for $3,400 in the second year of the arrangement and continuing through year five, with repurchase options in years 7, 12, 17 and 22 of the agreement. As a result of the repurchase options, the transaction was accounted for as a financing in accordance with SFAS 98 “Accounting for Leases”. Accordingly, the Company continues to carry the property on its balance sheet and records depreciation on the property. The proceeds received on the sale were recorded as a financing obligation on the balance sheet with payments made to the lessor recorded to interest expense and the finance obligation based on the amortization of the obligation. The balance of the finance obligation as of December 31, 2005 and 2004 was $2,758 and $2,634, respectively, which includes accrued interest. Under the terms of the lease arrangement, BGF is committed to the following minimum payments through the initial seven- year term of the agreement at December 31, 2005:

2006	$412
2007	412
2008	412
2009	412
Thereafter	1,110

$2,758

The payments due under the agreement reset to fair market rental rates upon BGF’s execution of each five-year renewal term.

11. Income Taxes

Income tax expense (benefit) consists of the following:

	2005
	Current	Deferred	Total
Federal	$0	$0	$0
State	30	0	30

	$30	$0	$30

	2004
	Current	Deferred	Total
Federal	$0	$0	$0
State	16	0	16

	$16	$0	$16

	2003
	Current	Deferred	Total
Federal	$0	$0	$0
State	0	0	0

	$0	$0	$0

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

11. Income Taxes - (Continued)

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes is as follows:

	2005	2004	2003
Federal statutory tax rate	34.0%	34.0%	35.0%
State income taxes, net of federal benefit	3.2%	3.5%	5.9%
Valuation allowance	(35.5)%	(40.1)%	(39.7)%
Other	(2.3)%	3.4%	(1.3)%

	(0.6)%	0.8%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2005	2004
Deferred tax assets:
Inventories	$1,256	$708
Accrued liabilities	1,436	1,366
Accounts receivable	233	297
Tax credits	1,186	1,186
Retirement	2,027	2,185
Net operating loss carry forward	1,003	2,675

	7,141	8,417
Valuation allowance	(6,790)	(4,767)

	351	3,650

Depreciation	(882)	(3,650)
Other	531	—

Total gross deferred tax liabilities	(351)	(3,650)

Net deferred tax asset	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits

Defined Contribution Plan. BGF has a 401(k) savings plan for all employees. Company contributions, if any, are made at the discretion of BGF’s Board of Directors. BGF allows participants an election of receiving their profit sharing, when applicable, in cash or as an employer contribution to the 401(k) plan. The Company declared a $876 contribution for 2004 that was paid in the first quarter of 2005. There were no Company contributions for 2005 and 2003.

Defined Benefit Pension Plan and Postretirement Benefits. BGF has a defined benefit pension plan covering substantially all of its employees. Participating employees are required to contribute to the pension plan. In order to continue to provide all distribution options allowed by the defined benefit plan, the Company accelerated its 2004 contributions and paid $2,310 into the defined benefit plan on July 14, 2005 and $190 into the plan on September 1, 2005. The Company also accelerated its 2003 contributions and paid $3,284 into the plan on July 14, 2004. On April 15, 2004, the Company paid $399 into the plan, attributable to the 2004 plan year. Based on the current pension funding requirements for the year ended December 31, 2005, there are no additional required contributions to the 2005 plan year. Contributions to the defined benefit pension plan in 2003 amounted to $846.

The Company also has a postretirement benefit plan that covers substantially all of its employees. Upon the completion of the attainment of age fifty-five and ten years of continuous service, an employee may elect to retire. Employees eligible to retire may choose to purchase postretirement health benefits, including medical and dental coverage. There are no plan assets for the postretirement benefit plan.

The discount rate used in the actuarial model is based on market rates for highly rated corporate debt instruments at the annual valuation date. The discount rate is used to estimate the present value of the future benefit obligation as of the valuation date. A lower discount rate used in the actuarial model has resulted in a higher present value of benefit obligations and in a higher pension expense and changes in other comprehensive income as of and for the years ended December 31, 2005 and 2004. Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. In recent periods, actual results have varied significantly from actuarial assumptions, as the Company’s pension plan assets have declined due to the overall decline in the securities markets and the Company’s pension plan liabilities have increased as a result of the decline in the discount rate.

The Company uses a December 31 measurement date for its plans.

Net periodic costs for pension benefits and other postretirement benefits for the year ended December 31 were comprised of:

	Pension Benefits		Post-Retirement Benefits
	12/31/05	12/31/04	12/31/05	12/31/04
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$21,891	$18,922	$1,786	$2,255

Service cost	1,182	958	98	81
Interest cost	1,347	1,173	118	106
Actuarial (gain) loss	2,645	807	587	(499)
(Benefits paid)	(1,858)	(764)	(194)	(311)

Plan Participant Contributions	802	796	159	154

Projected benefit obligation at end of year	$26,009	$21,892	$2,554	$1,786
Accumulated benefit obligation at end of year	$21,207	$18,463	NA	NA
Change in plan assets
Fair value of plan assets at beginning of year	$16,218	$10,883	$—	$—
Actual return on plan assets	1,048	1,620	—	—
(Benefits paid)	(1,858)	(764)	(194)	(311)

Employer contributions	2,500	3,683	35	156
Plan participant contributions	802	796	159	154

Fair value of plan assets at end of year	$18,710	$16,218	$—	$—

Net amount recognized
Funded status	$(7,299)	$(5,674)	$(2,554)	$(1,786)
Unrecognized prior service cost	5	12	—	—

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits – (Continued)

	Pension Benefits				Post-Retirement Benefits
	12/31/05		12/31/04		12/31/05		12/31/04
Unrecognized net (gain) or loss	$6,182		3,480		541		(46)

Net amount recognized	$(1,112)		$(2,182)		$(2,012)		$(1,832)

Amount recognized in the statement of financial position consists of:
Accrued benefit cost	$(2,497)		$(2,246)		$(2,012)		$(1,832)
Intangible asset	5		12		N/A		N/A
Accumulated other comprehensive income	1,380		52		N/A		N/A

Net amount recognized	$(1,112)		$(2,182)		$(2,012)		$(1,832)

Additional liability and accumulated other comprehensive income for pension benefits:
Minimum liability:
Fair value of assets at measurement date	$18,710		$16,218
Accumulated benefit obligation at measurement date	21,207		18,463

Required minimum liability	2,497		2,246
Prepaid (accrued) at fiscal year end	(1,112)		(2,182)

Additional liability at fiscal year end	1,385		64

Intangible asset:
Unrecognized prior service cost	$5		$12
Maximum intangible asset, but not less than 0	5		12
Actual intangible asset	5		12

Accumulated other comprehensive income	$1,380		$52

Weighted average assumptions used to determine benefit obligations at end of fiscal year:
Discount rate	5.50%		6.00%		5.50%		6.00%
Expected long-term rate of return on plan assets	7.50%		7.50%		N/A		N/A
Rate of annual compensation increases	2.50%		2.50%		N/A		N/A
Health care cost trend on covered charges	N/A		N/A		10.0 grading to 5.0	% %	10.0 grading to 5.0	% %
Assumptions used to determine net periodic pension cost for fiscal year:
Discount rate	6.00%		6.25%		6.00%		6.25%
Expected long-term rate of return on plan assets	8.00%		7.50%		N/A		N/A
Rate of annual compensation increases	2.50 through 2008 and 4.0 thereafter	% %	2.50 through 2008 and 4.0 thereafter	% %	N/A		N/A
Health care cost trend on covered charges	N/A		N/A		10.0 grading to 5.0	% %	11.0 grading to 5.0	% %

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits – (Continued)

	Pension Benefits		Post-Retirement Benefits
	12/31/05	12/31/04	12/31/05	12/31/04
Net periodic pension cost:
Service cost	$1,182	$958	$98	$81
Interest cost	1,347	1,173	117	106

(Expected return on plan assets)	(1,274)	(935)	—	—
Amortization of prior service cost	7	7	—	—

Recognized net actuarial (gain) or loss	168	121	—	3
FAS 88 Charges / (Credits)
Settlement	—	—	N/A	N/A
Curtailment	—	—	N/A	N/A
Total	—	—	N/A	N/A

Total net periodic pension cost	$1,430	$1,324	$215	$187

Increase (decrease) in minimum liability included in other comprehensive income	$1,328	$(517)	N/A	N/A

Reconciliation of (accrued)/prepaid pension cost:

Accrued pension cost as of end of prior year	$(2,182)	$(4,541)	$(1,832)	$(1,802)
Contributions during the fiscal year	2,500	3,684	35	157
(Net periodic pension cost for the fiscal year)	(1,430)	(1,324)	(215)	(187)

Accrued pension cost as of fiscal year end	$(1,112)	$(2,182)	$(2,012)	$(1,832)

Effect of one-percentage point increase in health care cost trend on:

Service and interest cost components of FAS 106 cost	N/A	N/A	31	25
Accumulated post-retirement benefit obligation	N/A	N/A	224	189
Effect of one-percentage point decrease in health care cost trend on:

Service and interest cost components of FAS 106 cost	N/A	N/A	(26)	(22)
Accumulated post-retirement benefit obligation	N/A	N/A	(194)	(164)

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits – (Continued)

Plan asset allocation for the defined benefit plan is as follows:

		Percentage of Plan Assets as of
	Target Allocation	12/31/05	12/31/04
Asset Category
Equity securities	65%	65%	66%
Debt securities	35%	35%	34%
Other	0%	0%	0%

Total	100%	100%	100%

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

Cash Flows Contributions: There are no required contributions for the defined benefit plan for the fiscal year ending December 31, 2006, attributable to 2005.

The following benefit payments reflecting expected future service are to be paid as follows:

Fiscal Year(s) Ending	Pension Benefits	Post- retirement Benefits
12/31/06	$926	$91
12/31/07	845	108
12/31/08	2,504	113
12/31/09	2,779	142
12/31/10	2,430	160
12/31/11 to 12/31/15	14,601	1,018

Total	$24,085	$1,632

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits – (Continued)

	Pension Benefits		Post-Retirement Benefits
	12/31/05	12/31/04	12/31/05	12/31/04
Other accounting items:

Market-related value of assets	$18,710	$16,212	$—	$—
(i) Prior service cost	Straight Line	Straight Line	N/A	N/A
Employer commitments to make future plan amendments (that serve as the basis of the employer’s accounting for the plan)	None	None	None	None

Deferred Compensation Benefits. BGF has deferred compensation arrangements for certain key executives, which generally provide for payments upon retirement or death. The amounts accrued under this arrangement were $2,136 and $1,596 as of December 31, 2005 and 2004, respectively, and are reflected in postretirement benefit and pension obligations and the current portion is reflected in accrued liabilities. The Company funds a portion of these obligations through life insurance contracts on behalf of the executives participating in these arrangements. Net cash surrender value included in other non-current assets was $469 and $411 at December 31, 2005 and 2004, respectively. Expenses related to these arrangements, including premiums and changes in cash surrender value, were $611, $(61) and $162 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The following table presents a summary of sales of significant customers as a percentage of BGF’s net sales:

	2005	2004	2003
Customer A	12.5%	14.4%	17.2%

Customer B	6.8%	5.7%	6.3%

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

14. Segment Information – (Continued)

Net sales by geographic area are presented below, with sales based on the location of the customer. BGF does not have any long-lived assets outside the United States.

	2005	2004	2003
United States	$142,281	$145,860	$117,914
Foreign	10,623	9,982	7,183

	$152,904	$155,842	$125,097

15. Commitments and Contingencies

As discussed in Note 8, the Company has environmental exposures associated with two of its manufacturing facilities.

Health Care Costs. Based on publicly available data, the Company currently expects health care costs to increase significantly for the foreseeable future, which will further increase its general and administrative costs and reduce its net income. Furthermore, because the average age of the Company’s employees and other covered persons is generally higher than other companies, the Company believes that it may be potentially exposed to relatively higher health care costs each year, particularly to the extent that it is responsible for covering catastrophic health care costs up to the maximum annual coverage of $125 per covered person. In addition, because the Company has a relatively small number of employees and a limited amount of annual net income, the occurrence of even a small amount of such catastrophic costs during any period would have a magnifying adverse impact on its net income during such period. As a result of the foregoing, even though the Company has undertaken and will continue to undertake a variety of measures to control increased health care costs, it is likely that its net income will decline in the future due to such expected increased costs unless otherwise offset by increased revenues or lower costs in other areas.

Pension Plan Costs. Substantially all of the Company’s eligible employees have also elected to participate in its defined benefit pension plan. Because pension obligations are ultimately settled in future periods, the determination of the annual pension expense and pension liabilities is subject to estimates and assumptions, such as the discount rate, which are reviewed annually and are based on current rates and trends. Due to a decline in the long-term interest rates, the Company used a lower discount rate to calculate the present value of benefit obligations, which resulted in higher cash contributions needed to maintain the funded status of this plan. The Company expects this trend may continue in the future, which it would fund using cash flows from operations or borrowings under the WFF Loan. The Company cannot predict whether investment returns will be sufficient to fund all of its future retirement benefits. To the extent the pension plan assets are not sufficient to fund future retirement benefits for the employees, the average age of which is relatively higher than other companies, the Company would be required to fund any shortfall using cash generated by its operations. Furthermore, at any time, the federal laws governing pension plans or the administrative interpretations of those laws may be amended in a manner that could increase our pension plan costs and liabilities.

From time to time, the Company is involved in various other legal proceedings and environmental matters arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company’s financial position or results of operations.

As permitted by Delaware law, the Company has entered into indemnification agreements pursuant to which the Company indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request, in such capacity. The maximum potential amount of future payments that the Company could be required to make under these agreements is limited. As a result of its insurance coverage, the Company believes that the estimated fair value of the Company’s indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of December 31, 2005 and 2004.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

15. Commitments and Contingencies – (Continued)

Operating Leases. The Company leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and non-cancelable operating leases. Rent expense amounted to $1,152, $1,214 and $857 for the years ended December 31, 2005, 2004 an 2003, respectively. Under the terms of non-cancelable operating leases, the Company is committed to the following future minimum lease payments at December 31, 2005:

Fiscal Year
2006	$927
2007	364
2008	271
2009	—
Thereafter	—

16. Related Party Transactions

Related party balances at December 31, 2005, 2004, and 2003 and transactions for the years ended December 31 were as follows:

	2005	2004	2003
Trade accounts receivable from Porcher	$37	$144	$46

Trade accounts receivable from other affiliated companies	$188	$607	$6

Sales to Porcher and affiliates	$352	$349	$514

Fees to a subsidiary of Glass Holdings	$720	$1,367	$580

Fees to an affiliate included in accounts payable	$16	$767	$—

Due from affiliate in other current assets	$—	$3	$3

Purchases from Porcher and affiliated companies, excluding Advanced Glassfiber Yarns	$516	$4,254	$1,841

Affiliated purchases included in accounts payable	$577	$599	$418

Loan receivable from Glass Holdings	$—	$—	$344

Payable to Advanced Glassfiber Yarns	$786	$726	$1,015

Receivable from Advanced Glassfiber Yarns	$—	$5	$323

Reimbursable expenses and lease income from Advanced Glassfiber Yarns	$25	$1,227	$1,356

Purchases from Advanced Glassfiber Yarns	$17,353	$17,210	$15,024

Commissions to Porcher	$44	$70	$61

Interest expense on note to Glass Holdings	$—	$—	$73

Receivable from sale of manufacturing equipment to an affiliate of Porcher Industries	$—	$600	$—

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

(dollars in thousands)

16. Related Party Transactions - (Continued)

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

17. Prior Restatement of Consolidated Financial Statements

In its 2004 Annual Report on Form 10-K, the Company restated its Consolidated Financial Statements as of December 31, 2003 and for the year then ended. The restatement corrected the accounting in 2003 for a sale and leaseback of the Company’s corporate headquarters facility that was accounted for as a financing under the provisions of FAS 98 “Accounting for Leases.” (See Note 10.)

The Company had previously amortized the financing obligation over the initial 7-year term of the agreement resulting in an effective interest rate of approximately 4%. Prior to filing its 2004 Annual Report on Form 10-K, the Company determined that the amortization of the financing obligation should be over the entire 22-year term of the agreement, which includes the renewal option periods, resulting in an effective interest rate of 18%. The effect of the restatement was to record additional interest expense of approximately $400 for the year ended December 31, 2003. The following table reconciles previously reported and restated financial information:

	2003 As Previously Reported	2003 As Restated
Interest expense on finance obligation	$74	$474
Net loss	(3,036)	(3,436)
Finance obligation	2,167	2,567
Total liabilities	130,047	130,447
Stockholder’s deficit	(37,542)	(37,942)

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

18. Quarterly Financial Information (Unaudited)

The Company has set forth selected quarterly financial data for the years ended December 31, 2005 and 2004.

2005 by Quarter	First	Second	Third	Fourth
Net sales	$37,045	$41,728	$36,664	$37,467
Gross profit (loss)	4,839	6,613	5,402	(225)
Operating income (loss)	2,304	3,844	3,198	(2,878)
Net income (loss)	(717)	948	378	(5,544)

2004 By Quarter	First	Second	Third	Fourth
Net sales	$38,844	$39,928	$38,971	$38,099
Gross profit	6,625	6,377	7,218	5,425
Operating income	4,095	3,953	4,478	1,664
Interest expense	2,980	2,976	3,052	3,017
Net income (loss)	1,102	979	1,435	(1,635)
Finance obligation	2,585	2,603	2,620	2,634

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

Schedule II - Valuation and Qualifying Accounts

(In thousands)

	Column B	Column C Additions		Column D	Column E
Column A	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts)	Deductions	Balance at End of Period
Allowance for doubtful accounts, returned goods and discounts deducted from accounts receivable in the balance sheets:
Year ended December 31, 2005	$366	$234	$—	$204	$396
Year ended December 31, 2004	$344	$122	$—	$100	$366
Year ended December 31, 2003	$316	$23	$—	$5	$344

Allowance for obsolete inventory:
Year ended December 31, 2005	$2,209	$3,174	$—	$2,933	$2,450
Year ended December 31, 2004	$2,363	$2,033	$—	$2,187	$2,209
Year ended December 31, 2003	$4,148	$2,936	$—	$4,721	$2,363

Restructuring Reserve:
Year ended December 31, 2005	$—	$—	$—	$—	$—
Year ended December 31, 2004	$16	$—	$—	$16	$—
Year ended December 31, 2003	$99	$—	$—	$83	$16

Environmental Reserve:
Year ended December 31, 2005	$2,696	$340	$—	$156	$2,880
Year ended December 31, 2004	$2,736	$—	$—	$40	$2,696
Year ended December 31, 2003	$2,772	$—	$—	$36	$2,736

S-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2006.

BGF INDUSTRIES, INC.

By:	/s/ James R. Henderson
James R. Henderson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2006.

Signature	Title
/s/ Philippe Porcher	Chairman of the Board of Directors
Philippe Porcher

/s/ James R. Henderson	President (Principal Executive Officer)
James R. Henderson

/s/ Philippe R. Dorier Philippe R. Dorier	Chief Financial Officer (Principal Financial and Accounting Officer)