Form 10-Q
period 2006-03-31
BGF INDUSTRIES INC
filed 2006-05-12
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

There is no established trading market for the Common Stock of the registrant. All shares of Common Stock are held by an affiliate of the registrant. As of May 12, 2006, there were 1,000 shares of common stock outstanding.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for returns and doubtful accounts of $415 and $396, respectively	19,397	16,034
Inventories	27,735	24,913
Other current assets	610	702
Assets held for sale	245	245

Total current assets	47,987	41,894
Net property, plant and equipment	30,758	31,667
Deferred income taxes	1,218	1,218
Other noncurrent assets, net	2,542	2,731

Total assets	$82,505	$77,510

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Cash overdraft	$470	$886
Accounts payable	8,942	5,625
Accrued liabilities	7,960	10,504
Deferred tax liability	1,218	1,218
Short-term borrowings	5,000	3,000
Current portion of long-term debt	1,200	1,200

Total current liabilities	24,790	22,433
Long-term debt, net of discount of $482 and $524, respectively	86,985	87,255
Finance obligation	2,770	2,758
Postretirement benefit and pension obligations	7,029	6,526

Total liabilities	121,574	118,972

Commitments and contingencies

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(72,689)	(75,082)
Accumulated other comprehensive loss	(1,380)	(1,380)

Total stockholder’s deficit	(39,069)	(41,462)

Total liabilities and stockholder’s deficit	$82,505	$77,510

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
	(unaudited)
Net sales	$45,899	$37,045
Cost of goods sold	37,756	32,206

Gross profit	8,143	4,839
Selling, general and administrative expenses	2,956	2,535

Operating income	5,187	2,304
Interest expense	2,796	2,944
Other (income) expense, net	(2)	77

Income (loss) before income taxes	2,393	(717)
Income tax expense (benefit)	—	—

Net income (loss) and total comprehensive income (loss)	$2,393	$(717)

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,393	$(717)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,236	1,274
Amortization	210	210
Amortization of discount on notes	42	45
Noncash interest on finance obligation	12	70
Postretirement benefit and pension obligations	503	456
Change in assets and liabilities:
Trade accounts receivable, net	(3,363)	(1,285)
Inventories	(2,822)	(2,315)
Other current assets	92	(13)
Other assets	(21)	(17)
Accounts payable	3,336	886
Accrued liabilities	(2,544)	(3,156)

Net cash used in operating activities	(926)	(4,562)

Cash flows from investing activities:
Purchases of property, plant and equipment	(346)	(616)
Proceeds from sale of equipment	—	336

Net cash used in investing activities	(346)	(280)

Cash flows from financing activities:
Book overdraft	(416)	142
Proceeds from revolving credit facility	13,600	17,800
Payments on revolving credit facility	(11,600)	(14,960)
Proceeds from term loan	—	2,760
Payments on term loan	(312)	(900)

Net cash provided by financing activities	1,272	4,842

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalent at end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,548	$4,937

Cash paid (received) during the period for income taxes	$12	$16

Supplemental disclosure of non-cash investing activities: financing activities
Property and equipment financed in accounts payable	$19	$187

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited interim financial statements of BGF Industries, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of results of operations have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the audited financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2005 on file with the Securities and Exchange Commission in the Company’s 2005 Annual Report on Form 10-K.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in this Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

2. Liquidity and Financial Condition

The Company had net income of $2,393 for the three months ended March 31, 2006 and a $39,069 stockholder’s deficit as of March 31, 2006. In the year ended December 31, 2005, the Company had a net loss of $4,935 and had a $41,462 stockholder’s deficit as of December 31, 2005.

On June 6, 2003, the Company entered into a five year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”). This arrangement (the “WFF Loan”) provides for a maximum revolver credit line of $40,000 with a letter of credit (“L/C”) sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line of $6,000 of which the principal is amortized over 60 months. (See Note 8). On April 4, 2005, the Company executed an amendment to the WFF Loan to increase its total borrowing availability by approximately $5,000. The amendment was deemed to be effective as of March 31, 2005. The amendment provided for the following: (1) reduced the maximum facility size to $25,000; (2) reloaded the term loan back to the lesser of $6,000 or 70% of the orderly liquidation value of eligible equipment; (3) increased the advance rate on finished goods inventory from 45% to 55%; (4) reduced the Excess Availability to $1,000 at all times; and (5) released the $550 environmental reserve previously in place. (See Note 8). On October 31, 2005, the Company executed an amendment to the WFF Loan to increase its cap on capital expenditures to $3,500 annually. The amendment was deemed effective as of June 30, 2005. Availability under the revolver credit line totaled $13,434 as of March 31, 2006.

The Company’s continued existence is dependent upon several factors including its ability to continue to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue to meet its financial covenants and make required payments under the WFF Loan. (See Note 8). While the Company’s performance to date in 2006 has enabled it to meet its financial obligations, there can be no assurance that the Company will be able to sustain its current level of operations. The Company continues to evaluate its current business plan in light of the current market conditions.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

3. Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
	(unaudited)
Supplies	$1,484	$1,492
Raw materials	2,270	2,232
Stock-in-process	4,087	3,661
Finished goods	19,894	17,528

	$27,735	$24,913

4. Assets Held for Sale

In September 2004, the Company’s board made the decision to hold the land and building of the South Hill heavyweight fabrics facility for sale. These assets have a net book value as of March 31, 2006 and December 31, 2005 of $245 and have been classified as a current asset on the balance sheets.

5. Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:

	March 31, 2006	December 31, 2005
	(unaudited)
Land	$2,873	$2,873
Buildings	38,245	38,113
Machinery and equipment	82,967	82,771

Gross property, plant and equipment	124,085	123,757
Less: accumulated depreciation	(93,327)	(92,090)

Net property, plant and equipment	$30,758	$31,667

It is the Company’s policy to periodically review the estimated useful lives of its fixed assets. This review during the fourth quarter of 2005 indicated that the actual useful life of an unfinished manufacturing building located in South Hill, Virginia is zero because it is very unlikely to be finished and used by the Company. Further, the Company does not believe that potential buyers could be found as a result of the location of the building and the fact that it is unfinished. As a result, the Company has depreciated the asset to its estimated residual value of $388. The Company has determined the residual value based on an appraisal from a third party. The effect of this change in estimate, based on a net book value of $5,332 prior to the adjustment, was to increase depreciation expense in the fourth quarter of 2005 by $4,944 and decrease gross profit and operating income in the fourth quarter 2005 by $4,944.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

6. Other Noncurrent Assets, net

Other noncurrent assets, net consist of the following:

	March 31, 2006	December 31, 2005
	(unaudited)
Debt issuance costs	$5,619	$5,619
Accumulated amortization	(3,615)	(3,408)

Net Debt issuance costs	2,004	2,211
Unrecognized pension prior service cost	5	5
Other noncurrent assets	533	515

Total other noncurrent assets, net	$2,542	$2,731

Debt issuance costs are being amortized over the lives of the respective debt instruments.

Amortization of deferred financing charges of $207 and $210 for the three months ended March 31, 2006 and 2005, respectively, has been included in interest expense.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2006	December 31, 2005
	(unaudited)
Interest	$1,881	$4,010
Environmental	2,757	2,880
Payroll	673	610
Other employee benefits, including current portion of deferred compensation	586	1,186
Medical benefits	676	691
Other	1,387	1,127

Total accrued liabilities	$7,960	$10,504

Environmental. The Company is engaged in an Environmental Protection Agency (“EPA”)-supervised self-implementing remediation program at its Altavista facility. The remediation program is being conducted under EPA rules at 40 C.F.R. §761.61, promulgated under the Toxic Substances Control Act, that set forth self-implementing cleanup standards for certain contamination by polychlorinated biphenyls, or “PCBs.” PCBs were discovered at the Altavista facility during a 1998 environmental site assessment, and the EPA was notified. These PCBs were initially identified in the area of the former location of a heat transfer oil tank that the previous owner of the facility had removed before Porcher Industries acquired the Company in 1988. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, in groundwater, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the Town of Altavista’s water treatment plant. Interim measures were taken in 1999 and 2000, and have been taken periodically since then, to control PCB migration and minimize exposure.

In 2003, the Company submitted to the EPA a final Site Characterization Report, or “SCR,” documenting the assessment of the property and the site’s drainage ditch. In May 2004, the EPA approved the SCR. A draft cleanup plan was submitted to the EPA in September 2004 and a final proposed remediation plan was provided to EPA for its review in December 2005. EPA comments, if any, on the plan are anticipated in the near future.

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

At this time, the Company anticipates the storm water contract to cost approximately $500. The cleanup and restoration of site structures, sod and pavement is estimated to be approximately $2,000. Accordingly, a reserve of $2,637 for the environmental issues at the Altavista facility has been established. This reserve reflects the higher of the bids received thus far for conducting the remediation plan and it includes the stormwater enhancement project and post-remediation restoration work. However, remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

•	The portion of the drainage ditch east of the railroad tracks is outside the scope of the self-implemented cleanup. There has been no indication whether the State or EPA will seek to require the Company to undertake work in this drainage ditch. No cleanup plan or estimate for this work has been developed.

•	The construction estimates are inherently based on assumptions about the total quantity of soil to be removed and disposed, as bids are based on unit costs for removal, transportation, and disposal. The extensive SCR was used as a basis for estimating quantities of soil to be excavated, transported, and deposited in proper landfills, but verification sampling upon excavation will be necessary and it is possible that greater quantities of impacted soil than are currently estimated will require removal. Transportation and disposal costs are approximately two-thirds of the estimated cost of the project. Accordingly, a material increase in the quantity of soil removed in excess of the currently-estimated amounts would correspondingly materially increase the cleanup cost.

•	Many areas requiring cleanup are adjacent to structures. Current plans call for addressing these areas in a manner that does not require shoring foundations, which may entail leaving some amount of soil with greater than 25 ppm PCBs in place. EPA direction may require additional work in these areas, requiring slower hand digging and engineering shoring. Any such direction will increase the cost of the project.

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

Completion of the remediation plan will address impacted soils at the site but will not preclude possible further action by the EPA under other environmental statutes and rules or by Virginia. The Company is aware that the DEQ is calculating Total Maximum Daily Loads (TMDLs) for pollutants in water bodies. Samples have been taken for PCBs over large expanses of the Staunton River into which the storm water discharges. It is not certain whether DEQ’s sampling may result in additional claims regarding areas downstream of the Company’s property including in the portion of the drainage ditch east of the railroad track or in the Staunton River.

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. The Company may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of March 31, 2006 and December 31, 2005, the Company had a reserve of $120 for the above-described environmental issues at the Cheraw facility.

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

8. Debt

Debt consists of the following:

	March 31, 2006	December 31, 2005
	(unaudited)
WFF Loan:
Term loan	$4,767	$5,079
Revolver	5,000	3,000
Senior Subordinated Notes, net of unamortized discount of $482 and $524, respectively	83,418	83,376

Total debt	93,185	91,455
Current Maturities	6,200	4,200

Long-term debt	$86,985	$87,255

On June 6, 2003, the Company obtained the WFF Loan with Wells Fargo Foothill, Inc.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8. Debt – (Continued)

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

WFF has a first priority, perfected security interest in the Company’s assets. The WFF Loan, as amended, provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10,000 or 80% times the percentage of the book value of inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7,000 and of LIBOR + 3.5% or the Wells Fargo Prime Rate + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; and (3) certain financial covenants including (i) a minimum excess availability at all times; (ii) a minimum trailing twelve month EBITDA level; (iii) a $3,500 cap on annual capital expenditures; and (iv) an early termination fee.

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

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. and two of NVH, Inc.’s other subsidiaries, Glass Holdings LLC and BGF Services, Inc. As of March 31, 2006, amounts outstanding under the WFF Loan totaled $9,767 and consisted of $4,767 under the term loan and $5,000 under the revolver. As of December 31, 2005, amounts outstanding under the WFF Loan totaled $8,079 and consisted of $5,079 under the term loan and $3,000 under the revolver. As of March 31, 2006, the Company had exercised its LIBOR Rate option on $4,500 of the term loan and $5,000 of the revolver. Interest rates as of March 31, 2006 on the outstanding amounts under the LIBOR options were 8.28% and 8.03% on the term loan and revolver, respectively. Interest rates as of March 31, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 8.5%. As of December 31, 2005, the Company had exercised its LIBOR Rate option on $4,500 of the term loan and $3,000 of the revolver. Interest rates as of December 31, 2005 on the outstanding amounts under the LIBOR options were 7.87% and 7.62% on the term loan and revolver, respectively. Interest rates as of December 31, 2005 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 8.0%.

Availability under the revolver at March 31, 2006 and December 31, 2005 was $13,434 and $11,677, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $165 a week in 2006 and $165 a week in 2005, and is reset to $0 when such payment is made. As of March 31, 2006 and December 31, 2005, the total outstanding reserves amounted to $1,819 and $3,804, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8. Debt – (Continued)

The indenture governing the Senior Subordinated Notes does not allow the Company to pay dividends or distributions on its outstanding capital stock (including to its parent) and limits or restricts the Company’s ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into new transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate without the consent of the trustee or a certain percentage of the holders. In particular, the Company is prohibited from incurring additional debt or making certain additional investments unless it maintains a consolidated fixed charge coverage ratio of greater than 2.0 to 1.0. The indenture permits the trustee or the holders of 25% or more of the Senior Subordinated Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $5,000 of other debt of the Company, such as the WFF Loan.

The fair value of the Senior Subordinated Notes as of March 31, 2006 and December 31, 2005 was $75,090 and $84,530, respectively.

The Company has been in compliance with all of the covenants and ratios under the WFF Loan and the indenture governing its Senior Subordinated Notes for all periods presented.

9. Income Taxes

The effective tax rate for the three months ended March 31, 2006 and March 31, 2005 was 0.0%. The Company incurred no tax provision in these periods due to the fact that the Company has a full valuation allowance recorded against its net deferred tax assets that include net operating loss carry-forwards.

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

Net periodic pension costs for the three months ended March 31, 2006 and March 31, 2005 are as follows:

	Pension Benefits		Post-Retirement Benefits
	For the Three Months Ended (unaudited)		For the Three Months Ended (unaudited)
	2006	2005	2006	2005
Net periodic pension cost:
Service cost	$342	$267	$32	$22
Interest cost	354	322	35	26
Expected return on plan assets	(370)	(303)	—	—
Amortization of prior service cost	1	2	—	—
Recognized net actuarial (gain) or loss	60	21	5	—

Total net periodic pension cost	$387	$309	$72	$48

There are no expected required employer contributions for the defined benefit plan for the year ended December 31, 2006.

Expected net employee contributions for the postretirement benefit plan for the year ended December 31, 2006 are $128.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

11. Segment Information

The Company operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. The Company’s principal market is the United States. The nature of the markets, products, production processes and distribution methods are similar for many of the Company’s products.

Net sales by geographic area are presented below, with sales based on the location of the customer. The Company does not have any long-lived assets outside the United States.

	For the Three Months Ended March 31,
	2006	2005
	(unaudited)
United States	$43,893	$34,732
Foreign	2,006	2,313

	$45,899	$37,045

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

Operating Leases. The Company leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and non-cancelable operating leases. Rent expense amounted to $274 and $307 for the three months ended March 31, 2006 and March 31, 2005, respectively. Under the terms of non-cancelable operating leases, the Company is committed to the following future minimum lease payments at March 31, 2006:

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

12. Commitments and Contingencies – (Continued)

Fiscal Year
2006.	685
2007	407
2008	272
2009	—
Thereafter

We and certain of our affiliates (collectively referred to as the “Porcher Group”) have agreed to amend and restate the terms of the supply agreement originally dated April 2, 2004 between the Porcher Group and AGY Holding Corp. Under the terms of this new agreement, we have an economic incentive, but not an obligation, to purchase yarn from AGY. However, if the Porcher Group collectively does not purchase certain minimum quantities of yarn in the aggregate from AGY, we and each of our other affiliates that constitute the Porcher Group will have a joint and several obligation to pay liquidiated damages to AGY. While we believe that it is very unlikely that the Porcher Group would collectively purchase less than the minimum quantities of yarn from AGY as set forth in the contract, we cannot provide any assurances that BGF will not be required to pay AGY liquidated damages pursuant to the contract.

13. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that fixed production overhead cost be allocated to units of production based on the normal capacity of each production facility. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to materially impact its financial statements.

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

14. Related Party Transactions

The Company is a wholly owned subsidiary of Porcher Industries through NVH, Inc., a U.S. holding company. The Company has ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, NVH, Inc. and wholly-owned subsidiaries of NVH, Inc., as well as other affiliates of Porcher Industries. For more information regarding these relationships, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions.”

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

You should read the following discussion and analysis in conjunction with the accompanying financial statements and related notes, and with our audited financial statements and related notes as of and for the year ended December 31, 2005 set forth in our 2005 Annual Report on Form 10-K.

Overview and Trends Affecting Our Business

Our business focuses on the production of value-added specialty woven fabrics, non-woven fabrics and parts made from glass, carbon, and aramid yarns. Our products are a critical component in the production of a variety of electronic, filtration, composite, insulation, protective, construction and commercial products. Our glass fiber fabrics are used by our customers in printed circuit boards, which are integral to virtually all advanced electronic products, including computers and cellular telephones. Our products are also used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, power generation and oil refining. In line with our strategy of continued new product development, we realized 28% of our sales in the first quarter 2006 from products that are new within the last three years.

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

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect our more complex judgments and estimates are described in the Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended March 31,
	2006	2005
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	82.3	86.9

Gross profit	17.7	13.1
Selling, general and administrative expenses	6.4	6.9

Operating income	11.3	6.2
Interest expense	6.1	7.9
Other (income), net	—	0.2

Income before income taxes	5.2	(1.9)
Income tax benefit	—	—

Net income (loss)	5.2%	(1.9)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales. Net sales increased $8.9 million, or 23.9%, to $45.9 million in the three months ended March 31, 2006 from $37.0 million in the three months ended March 31, 2005.

Sales of our composite fabrics, which are used in various applications including structural aircraft parts and interiors, have represented approximately 31% of our total net sales over the past two years. Sales of these fabrics increased $3.0 million, or 25.9%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 as a result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics, which are used by industrial customers to control emissions into the environment, have represented approximately 20% of our total net sales over the past two years. Sales of these fabrics increased $2.0 million, or 26.6%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase is due primarily to a higher value product mix and a price increase.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, represented 14.8% of our total net sales, an increase over prior year’s 8.1% of total net sales. Sales of these products increased $3.7 million, or 124.7%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to a price increase and continued increased purchases by customers who supply the U.S. military to support activities in the Middle East.

Sales of our insulation fabrics, which are used for high temperature products, represented approximately 5.8% of our net sales for the three months ended March 31, 2006 as compared to 9.6% for the three months ended March 31, 2005. Sales of insulation fabrics decreased $0.9 million, or 25.4%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due primarily to the end of a major automotive program.

Sales of our electronics fabrics, which are used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes represented approximately 18.1% of our total net sales over the past year as compared to 19.9% for the same time period in the prior year. Buyers of our electronic fabrics are primarily based in North America. Sales of electronic fabrics increased $0.9 million, or 12.7%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Sales of these fabrics have been adversely affected by the movement of electronic industry production outside of North America, such as to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit Margins. Gross profit margins increased to 17.7% in the three months ended March 31, 2006 from 13.1% in the three months ended March 31, 2005, due primarily to higher capacity utilization combined with price increases in several product lines.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million to $3.0 million in the three months ended March 31, 2006 from the three months ended March 31, 2005, due primarily to increased management fees and employee benefits during the first quarter of 2006.

Operating Income. As a result of the aforementioned factors, operating income increased $2.9 million to $5.2 million, or 11.3% of net sales, in the three months ended March 31, 2006, from $2.3 million, or 6.2% of net sales, in the three months ended March 31, 2005.

Interest Expense. Interest expense decreased $0.1 million to $2.8 million, or 6.1% of net sales, in the three months ended March 31, 2006 from $2.9 million, or 7.9% of net sales, in the three months ended March 31, 2005.

Income Tax Benefit. The effective tax rates in the three months ended March 31, 2006 and 2005 were 0.0%. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not incur a tax provision for the three months ended March 31, 2006.

Net Income (Loss). As a result of the aforementioned factors, our net income (loss) increased $3.1 million to a net income of $2.4 million in the three months ended March 31, 2006 from a net loss of $0.7 million in the three months ended March 31, 2005.

Balance Sheets

Accounts Receivable. Accounts receivable increased $3.4 million, or 21.0%, from December 31, 2005 to March 31, 2006. This increase was a result of the increased sales in the first quarter of 2006.

Inventory. Inventory increased $2.8 million, or 11.3%, from December 31, 2005 to March 31, 2006. This was mainly due to an increase in sales and manufacturing volumes in the first quarter of 2006.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $0.8 million, or 4.8%, from December 31, 2005 to March 31, 2006. This increase was primarily the result of an increase in trade payables due to an increase in manufacturing volume with an offset in accrued interest payable in the first quarter of 2006.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on our $83.4 million Senior Subordinated Notes ($83.9 million net of unamortized discount of $0.5 million), principal and interest payments on the WFF Loan, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity in January 2009. Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations, combined with availability under the WFF Loan, will be adequate to meet our liquidity needs for the next twelve months. However, this forward-looking statement is subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” included below.

On June 6, 2003, we entered into the WFF Loan with WFF. The WFF Loan is guaranteed by our parent, NVH, Inc., BGF Services, Inc. and Glass Holdings LLC. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs as well as retire other outstanding debt. The WFF Loan matures on the earlier of February 28, 2010 or the date that is 180 days prior to the maturity date of the Senior Subordinated Notes. Because the Senior Subordinated Notes are scheduled to mature on January 15, 2009, we expect to be required to refinance the WFF Loan no later than July 18, 2008. We have not reserved funds nor do we expect to generate sufficient cash flow from operations to repay amounts outstanding under the WFF Loan by July 18, 2008.

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

WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10.0 million or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 3.25% or the Wells Fargo Prime Rate (RR) + 1.00% for the revolver with a 50 basis points increase if outstanding advances exceed $7.0 million and of LIBOR + 3.5% or RR + 1.00% for the term loan with, at all times, a minimum rate of 5% for both facilities; and (3) certain financial covenants including (i) a minimum excess availability at all times; (ii) a minimum trailing twelve month EBITDA level; (iii) a $3.5 million cap on annual capital expenditures; and (iv) an early termination fee.

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

As of March 31, 2006, amounts outstanding under the WFF Loan totaled $9.8 million, which consisted of $4.8 million under the term loan and $5.0 million under the revolver. As of March 31, 2006, we had exercised the LIBOR Rate option on $4.5 million of the term loan and $5.0 million of the revolver. Interest rates as of March 31, 2006 on the outstanding amounts under the LIBOR options were 8.28% and 8.03% on the term loan and revolver, respectively. Interest rates as of March 31, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 8.5%.

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

Availability under the revolver as of March 31, 2006 and May 1, 2006 was $13.4 million and $12.3 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of March 31, 2006 and May 1, 2006, the outstanding reserves totaled $1.8 million and $2.5 million, respectively.

We are currently engaged in negotiations with WFF to amend the terms of the WFF Loan. The proposed changes would result in up to a $60 million, two-tranche borrowing arrangement. The first-lien tranche would provide for a revolving sub-line of up to $20 million and a term loan having a maximum amount of up to $10 million. It is currently anticipated that the revolving portion of the first-lien tranche would bear interest ranging from LIBOR plus 225 to 275 basis points (or prime plus 0 to 50 basis points) and the term loan would bear interest ranging from LIBOR plus 325 to 375 basis points (or prime plus 100 to 150 basis points), in each case depending upon our level of trailing 12-month EBIDTA. We expect to use proceeds from the first-lien tranche to fund our working capital and other short-term liquidity requirements The second-lien tranche, which we expect will be syndicated among several lenders or group of lenders, would provide for a borrowing capacity of up to $30 million and bear interest at a spread above LIBOR determined at the time of each draw, which is currently estimated to be approximately 650 basis points above LIBOR. A 2% fee would be payable at the time of each draw under the second lien tranche loan. The sole purpose of amounts borrowed under the second-lien tranche would be to purchase our Senior Subordinated Notes from time to time for cash in open market purchases, privately negotiated transactions or otherwise. It is currently anticipated that no change would be made to the scheduled maturity date of the WFF Loan and that we would continued to be required to comply with the same financial covenants applicable under the current loan, including (i) a minimum EBITDA, (ii) a fixed charge coverage ratio, (iii) a leverage ratio, (iv) a maximum limit for capital expenditures for each fiscal year, and (v) a minimum excess availability at all times.

Although we currently expect to execute one or more amendments to the WFF Loan on substantially the terms described above during the second quarter of 2006, no assurances can be given that we will amend the WFF Loan on the terms described above or at all. Statements made about our expectation to amend the WFF Loan are forward-looking statements and are subject to risks and uncertainties. See “—Disclosure Regarding Forward Looking Statements.”

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The indenture governing the Senior Subordinated Notes does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into new transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. In particular, we are prohibited from incurring additional debt or making certain additional investments unless it maintains a consolidated fixed charge coverage ratio of greater than 2.0 to 1.0. The indenture permits the trustee or the holders of 25% or more of the Senior Subordinated Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $5.0 million of our other debt, such as the WFF Loan.

The fair value of the Senior Subordinated Notes as of March 31, 2006 and December 31, 2005 was approximately $75.1 million and $84.5 million, respectively.

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

We have engaged a financial advisor to assist with our financial strategy and the refinancing of our existing debt. However, no assurances can be provided that we will be able to refinance any of this debt on favorable terms, if at all.

Net Cash Used In Operating Activities. Net cash used in operating activities was $0.9 million for the three months ended March 31, 2006 compared with net cash used in operating activities of $4.6 million for the three months ended March 31, 2005 and was primarily the result of an increase in net income that was partially offset by a working capital increase.

Net Cash Used In Investing Activities. Net cash used in investing activities was $0.3 million for the three months ended March 31, 2006 and March 31, 2005, respectively. Purchases of property, plant and equipment was $0.3 million for the three months ended March 31, 2006 as compared to $0.6 million for the three months ended March 31, 2005. Purchases of property, plant and equipment was offset by $0.3 million in proceeds from the sale of equipment for the three months ended March 31, 2005.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2006, compared with net cash provided in financing activities of $4.8 million for the three months ended March 31, 2005 and was primarily the result of an increase in borrowings on the revolver credit facility.

Commitments and Contingencies

Environmental Matters. We are engaged in an EPA-supervised self-implementing remediation program at our Altavista facility. The remediation program is being conducted under EPA rules at 40 C.F.R. §761.61, promulgated under the Toxic Substances Control Act, that set forth self-implementing cleanup standards for certain contamination by PCBs. PCBs were discovered at the Altavista facility during a 1998 environmental site assessment, and the EPA was notified. These PCBs were initially identified in the area of the former location of a heat transfer oil tank that the previous owner of the facility had removed before Porcher Industries acquired us in 1988. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, in groundwater, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the Town of Altavista’s water treatment plant. Interim measures were taken in 1999 and 2000, and have been taken periodically since then, to control PCB migration and minimize exposure.

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

At this time, we anticipate the storm water contract to cost approximately $0.5 million. The cleanup and restoration of site structures, sod and pavement is estimated to be approximately $2.2 million. Accordingly, we have established a reserve of $2.6 million for the environmental issues at the Altavista facility. This reserve reflects the higher of the bids we have received thus far for conducting the remediation plan and it includes the stormwater enhancement project and post-remediation restoration work. However, remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

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

Completion of the remediation plan will address impacted soils at the site but will not preclude possible further action by the EPA under other environmental statutes and rules or by Virginia. We are aware that the DEQ is calculating Total Maximum Daily Loads (TMDLs) for pollutants in water bodies. Samples have been taken for PCBs over large expanses of the Staunton River into which our storm water discharges. We are not certain whether DEQ’s sampling may result in additional claims regarding areas downstream of our property including in the portion of the drainage ditch east of the railroad track or in the Staunton River.

In addition, a 1998 Phase Two Environmental Site Assessment at our Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, we are pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. We may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of March 31, 2006, we had a reserve of $0.1 million for the above-described environmental issues at the Cheraw facility.

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

Contractual Obligations and Off-Balance Sheet Arrangements

For information regarding our contractual obligations as of December 31, 2005, see our 2005 Annual Report on Form 10-K. We currently have no off-balance sheet arrangements.

We and certain of our affiliates (collectively referred to as the “Porcher Group”) have agreed to amend and restate the terms of the supply agreement originally dated April 2, 2004 between the Porcher Group and AGY Holding Corp. Under the terms of this new agreement, we have an economic incentive, but not an obligation, to purchase yarn from AGY. However, if the Porcher Group collectively does not purchase certain minimum quantities of yarn in the aggregate from AGY, we and each of our other affiliates that constitute the Porcher Group will have a joint and several obligation to pay liquidiated damages to AGY. While we believe that it is very unlikely that the Porcher Group would collectively purchase less than the minimum quantities of yarn from AGY as set forth in the contract, we cannot provide any assurances that BGF will not be required to pay AGY liquidated damages pursuant to the contract.

Outlook for the Remainder of 2006

The following section contains forward-looking statements about our plans, strategies and prospects during the remainder of 2006. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the important factors that could cause our actual results to differ materially from those contained in any forward-looking statements set forth under, “Disclosure Regarding Forward-Looking Statements.”

Looking ahead for the remainder of 2006:

•	Sales trends during April 2006 were comparable to the first quarter of 2006. Although no assurances can be given, we believe this level of sales is sustainable.

•	We plan to continue our efforts to maintain an inventory level consistent with sales. However, there can be no assurance that sales will continue at this same level during the remainder of 2006.

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

We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings, that cover the periodic management services of certain Porcher Industries employees and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Philippe Porcher and Dorier. In connection with these arrangements with BGF Services, we incurred expenses of $0.2 million during the first quarter of 2006. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. We incurred $0.2 million in management fees for such services during the first quarter of 2006.

We purchase semi-finished and finished products from Porcher Industries and its affiliates. We purchased $0.4 million of these products in the first quarter of 2006. We sell finished goods and occasionally unfinished goods directly to Porcher and its affiliates. In the first quarter of 2006, we billed Porcher Industries and its affiliates $0.3 million for these goods. Porcher Industries billed us for commissions for sales of its products in Asia, Europe, and Australia of $0.03 million in the first quarter of 2006. We believe that prices and commissions paid or received by us for these transactions are comparable to those paid to third parties.

We collect and deposit customer payments on behalf of two wholly owned subsidiaries of Porcher Industries in exchange for fees equal to 2% of amounts collected. We billed $0.01 million in fees for these services incurred in the first quarter of 2006. We believe that these fees are comparable to those that would be paid to third parties.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

•	As a result of our significant debt, we may not be able to meet our obligations or obtain additional financing for capital expenditures or other beneficial activities.
•	We may not be able to generate sufficient cash flow to meet our debt obligations, including making required payments on the Senior Subordinated Notes.
•	Because the WFF Loan is senior to and will mature prior to the Senior Subordinated Notes, we may not have enough assets left to pay the holders of our Senior Subordinated Notes.
•	The indenture governing the Senior Subordinated Notes limits our ability to incur additional debt, transfer or sell assets, and merge or consolidate.
•	The WFF Loan may prevent us from satisfying our obligations under the Senior Subordinated Notes.
•	Market downturns could reduce the demand for our products.
•	We compete in highly competitive markets and recent competition from Asia has reduced demand for our electronic heavyweight glass fiber fabrics and increased supply, which could result in lower sales.
•	Our operating performance is dependent upon a limited number of customers. A decrease in business from major customers could reduce cash available to make required payments under the Senior Subordinated Notes.
•	If we are not able to keep up with technological advances in the markets we serve or if our competitors introduce cost-effective alternatives to our products, we could experience declining sales or a loss of customers.
•	Our products may be viewed as commodities by our customers, which could lead to increased competition from foreign manufacturers.
•	In-sourcing of fabric manufacturing by our customers would reduce the demand for our products.
•	We may experience a decline in the supply of raw materials, which means we could have to pay higher prices for raw materials or we could be delayed in making our products.
•	Costs with respect to our ongoing environmental cleanup projects and monitoring projects at our Altavista and Cheraw facilities could be higher than anticipated, which would reduce our cash available to make required payments under our Senior Subordinated Notes.
•	We may be responsible for safety and health costs that could adversely affect our business, financial condition and results of operations and result in less cash available to make required payments under the Senior Subordinated Notes.

•	Our operations are subject to various hazards that may cause personal injury or property damage and increase our operating costs.
•	Health care expenses could be higher than anticipated, which would reduce our future net income.
•	Funding requirements of our pension plan could be higher than anticipated, which would reduce our future net income and liquidity.
•	Ongoing compliance with increasingly complex regulations governing companies that make voluntary filings with the SEC could increase our future selling, general and administrative expenses.
•	Conflicts of interest with our controlling equity holder could result in changes in our business that adversely affect our financial condition and results of operations.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in other reports we file with the Securities and Exchange Commission. All forward-looking statements attributable to us or persons acting for us, are expressly qualified in their entirety by our cautionary statements.

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

The fair value of the Senior Subordinated Notes as of March 31, 2006 and April 18, 2006 was approximately $75.1 million and $73.2 million, respectively. If the interest rate on borrowings under our WFF Loan as of March 31, 2006 is 100 basis points higher or lower during the next 12 months, our interest rate expense would be increased or decreased $0.2 million. As of March 31, 2006, we were not party to any derivative financial instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and CFO, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our President and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2006.

During the first quarter of 2006, we have taken the following steps to strengthen our internal control over financial reporting relating to revenue recognition. First, we have strengthened and streamlined our procedures designed to ensure that information relating to the timing of delivery of product is communicated from our operations personnel to persons responsible for preparing our financial statements. Second, we have designed and implemented a procedure whereby our accounting personnel will research all sale transactions that occur during the final week of each reporting period to ensure that revenues are recognized in proper periods. There were no other changes in our internal control over financial reporting during the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

As reported in our 2005 Annual Report on Form 10-K, all shares of our issued and outstanding common stock are held by NVH, Inc., which is a wholly owned subsidiary of Nouveau Verre Holdings, Inc., which is a wholly owned subsidiary of Porcher Industries S.A. The purpose of the information set forth in this section is to describe a transaction involving Nouveau Verre Holdings LLC (“NVH LLC”), which is a distinct and separate subsidiary of Nouveau Verre Holdings, Inc. The information contained herein has been provided to us by NVH LLC and we assume no responsibility for its accuracy nor any duty to update or correct such information after the date hereof.

NVH LLC was previously the owner of 150,000 shares of common stock of AGY Holding Corp. Pursuant to the terms of a recent merger between AGY Holding Corp. and KAGY Holding Company Inc., all shares of AGY Holding Corp. owned by NVH LLC were converted into the right to receive cash in three installments. The first installment was paid to NVH LLC upon consummation of the merger in an amount of $21.8 million. The second installment is expected to be paid within 180 days after the closing of the merger upon the release of a working capital escrow established pursuant to the terms of the merger agreement. The third installment is expected to be paid promptly following May 31, 2007 upon the release of an indemnification escrow established pursuant to the terms of the merger agreement. Due to contingencies affecting the amount of the second and third installments, we are not able to predict the amount therof.

We are not directly or indirectly a party to this transaction. As a result, this transaction has not had, nor will it have, any impact on our liquidity, financial condition or results of operations.

PART II - OTHER INFORMATION

Item 6. Exhibits

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

Date: May 11, 2006