Form 10-Q
period 2006-06-30
BGF INDUSTRIES INC
filed 2006-08-14
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There is no established trading market for the Common Stock of the registrant. All shares of Common Stock are held by an affiliate of the registrant. As of August 14, 2006, there were 1,000 shares of common stock outstanding.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS AND SIX MONTHS

ENDED JUNE 30, 2006

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,909	$—
Trade accounts receivable, less allowance for returns and doubtful accounts of $502 and $396, respectively	21,020	16,034
Inventories	25,606	24,913
Other current assets	817	702
Assets held for sale	832	245

Total current assets	51,184	41,894
Net property, plant and equipment	29,479	31,667
Deferred income taxes	1,584	1,218
Other noncurrent assets, net	2,347	2,731

Total assets	$84,594	$77,510

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Cash overdraft	$—	$886
Accounts payable	7,054	5,625
Accrued liabilities	12,947	10,504
Deferred tax liability	1,584	1,218
Short-term borrowings	5,000	3,000
Current portion of long-term debt	1,200	1,200

Total current liabilities	27,785	22,433
Long-term debt, net of discount of $440 and $524, respectively	86,695	87,255
Finance obligation	2,785	2,758
Postretirement benefit and pension obligations	4,943	6,526

Total liabilities	122,208	118,972

Commitments and contingencies

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(71,234)	(75,082)
Accumulated other comprehensive loss	(1,380)	(1,380)

Total stockholder’s deficit	(37,614)	(41,462)

Total liabilities and stockholder’s deficit	$84,594	$77,510

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net sales	$46,323	$41,728	$92,222	$78,773
Cost of goods sold	38,519	35,115	76,275	67,321

Gross profit	7,804	6,613	15,947	11,452
Selling, general and administrative expenses	3,409	2,769	6,365	5,304

Operating income	4,395	3,844	9,582	6,148
Interest expense	2,789	2,921	5,585	5,865
Other (income) expense, net	(12)	(25)	(14)	52

Income before income taxes	1,618	948	4,011	231
Income tax expense	162	—	162	—

Net income and total comprehensive income	$1,456	$948	$3,849	$231

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Six Months Ended June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$3,849	$231
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	2,402	2,549
Amortization of noncurrent assets	420	421
Amortization of discount on notes	84	86
Write off of debt issuance costs	—	38
(Gain) Loss on disposal of equipment	(59)	69
Noncash interest on finance obligation	27	87
Gain on extinguishment of Senior Subordinated Notes	—	(50)
Postretirement benefit and pension obligations	817	958
Change in assets and liabilities:
Trade accounts receivable, net	(4,986)	(1,450)
Other current assets	(115)	26
Inventories	(693)	154
Other assets	(36)	(58)
Accounts payable	1,429	546
Accrued liabilities	42	(1,270)

Net cash provided by operating activities	3,181	2,337

Cash flows from investing activities:
Purchases of property, plant and equipment	(810)	(1,432)
Proceeds from sale of equipment	68	353

Net cash used in investing activities	(742)	(1,079)

Cash flows from financing activities:
Book overdraft	(886)	663
Proceeds from revolving credit facility	13,600	24,600
Payments on revolving credit facility	(11,600)	(25,300)
Proceeds received from term loan	—	2,760
Payments on term loan	(644)	(1,217)
Purchases of Senior Subordinated Notes	—	(2,764)

Net cash provided by (used in) financing activities	470	(1,258)

Net increase in cash and cash equivalents	2,909	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$2,909	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,815	$5,552

Cash paid during the period for income taxes	$334	$16

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed in accounts payable	$100	$35

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited interim financial statements of BGF Industries, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of results of operations have been included. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

2. Liquidity and Financial Condition

The Company had net income of $3,849 for the six months ended June 30, 2006 and a $37,614 stockholder’s deficit as of June 30, 2006. In the year ended December 31, 2005, the Company had a net loss of $4,935 and had a $41,462 stockholder’s deficit as of December 31, 2005.

On June 6, 2003, the Company entered into a five year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”). This arrangement (the “WFF Loan”) provides for a maximum revolver credit line of $40,000 with a letter of credit (“L/C”) sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line of $6,000 of which the principal is amortized over 60 months. (See Note 8). On April 4, 2005, the Company executed an amendment to the WFF Loan to increase its total borrowing availability by approximately $5,000. The amendment was deemed to be effective as of March 31, 2005. The amendment provided for the following: (1) reduced the maximum facility size to $25,000; (2) reloaded the term loan back to the lesser of $6,000 or 70% of the orderly liquidation value of eligible equipment; (3) increased the advance rate on finished goods inventory from 45% to 55%; (4) reduced the Excess Availability to $1,000 at all times; and (5) released the $550 environmental reserve previously in place. (See Note 8). On October 31, 2005, the Company executed an amendment to the WFF Loan to increase its cap on capital expenditures to $3,500 annually. The amendment was deemed effective as of June 30, 2005. Availability under the revolver credit line totaled $13,382 as of June 30, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

3. Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(unaudited)
Supplies	$1,395	$1,492
Raw materials	2,033	2,232
Stock-in-process	3,212	3,661
Finished goods	18,966	17,528

	$25,606	$24,913

4. Assets Held for Sale

In September 2004, the Company’s board made the decision to hold for sale the land and building of the South Hill heavyweight fabrics facility. In June 2006, the Company made the decision to hold for sale equipment at the same facility. These assets have a net book value as of June 30, 2006 and December 31, 2005 of $832 and $245, respectively, and have been classified as a current asset on the balance sheets.

5. Net Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	June 30, 2006	December 31, 2005
	(unaudited)
Land	$2,873	$2,873
Buildings	38,245	38,113
Machinery and equipment	81,350	82,771

Gross property, plant and equipment	122,468	123,757
Less: accumulated depreciation	(92,989)	(92,090)

Net property, plant and equipment	$29,479	$31,667

It is the Company’s policy to periodically review the estimated useful lives of its fixed assets. This review during the fourth quarter of 2005 indicated that the actual useful life of an unfinished manufacturing building located in South Hill, Virginia is zero because it is very unlikely to be finished and used by the Company. Further, the Company does not believe that potential buyers could be found as a result of the location of the building and the fact that it is unfinished. As a result, the Company has depreciated the asset to its estimated residual value of $388. The Company has determined the residual value based on an appraisal from a third party. The effect of this change in estimate, based on a net book value of $5,332 prior to the adjustment, was to increase depreciation expense in the fourth quarter of 2005 by $4,944 and decrease gross profit and operating income in the fourth quarter of 2005 by $4,944.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

6. Other Noncurrent Assets, net

Other noncurrent assets, net consist of the following:

	June 30, 2006	December 31, 2005
	(unaudited)
Debt issuance costs	$5,619	$5,619
Accumulated amortization	(3,822)	(3,408)

Net debt issuance costs	1,797	2,211
Unrecognized pension prior service cost	5	5
Other noncurrent assets	545	515

Total other noncurrent assets, net	$2,347	$2,731

Debt issuance costs are being amortized over the lives of the respective debt instruments.

Amortization of deferred financing charges of $210 and $420 for the three and six months ended June 30, 2006 and $210 and $421 for the three and six months ended June 30, 2005, respectively, has been included in interest expense.

In June 2005, the Company repurchased $2,850 (face amount) of Senior Subordinated Notes. (See Note 8). As a result of this transaction, debt issuance costs related to the original issuance of these notes of $37 were written off to interest expense.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2006	December 31, 2005
	(unaudited)
Interest	$4,025	$4,010
Environmental	2,342	2,880
Payroll	1,000	610
Other employee benefits, including current portion of deferred compensation	3,421	1,186
Medical benefits	696	691
Other	1,463	1,127

Total accrued liabilities	$12,947	$10,504

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

In 2003, the Company submitted to the EPA a final Site Characterization Report, or “SCR,” documenting the assessment of the property and the site’s drainage ditch. In May 2004, the EPA approved the SCR. A draft cleanup plan was submitted to the EPA in September 2004 and a final proposed remediation plan was provided to the EPA for its review in December 2005. The EPA approved the plan in May 2006.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At this time, the Company anticipates the storm water contract to cost approximately $500. The cleanup and restoration of site structures, sod and pavement was estimated to be approximately $2,200. Accordingly, a reserve of $ 2,222 for the environmental issues at the Altavista facility has been recorded which reflects the original reserve less expenses incurred to date. This reserve reflects the higher of the bids received thus far for conducting the remediation plan and it includes the remaining estimated costs for the stormwater enhancement project and post-remediation restoration work. Remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

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

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. The Company may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of June 30, 2006 and December 31, 2005, the Company had a reserve of $120 for the above-described environmental issues at the Cheraw facility.

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

Current contribution to retirement plan. In order to continue to provide all distribution options allowed by the defined benefit pension plan, the Company accelerated its 2005 contributions and paid $2,400 into the defined benefit plan on July 17, 2006. (See Note 10).

8. Debt

Debt consists of the following:

	June 30, 2006	December 31, 2005
	(unaudited)
WFF Loan:
Term loan	$4,435	$5,079
Revolver	5,000	3,000
Senior Subordinated Notes, net of unamortized discount of $440 and $524, respectively	83,460	83,376

Total debt	92,895	91,455
Current Maturities	6,200	4,200

Long-term debt	$86,695	$87,255

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

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. and two of NVH, Inc.’s other subsidiaries, Glass Holdings LLC and BGF Services, Inc. As of June 30, 2006, amounts outstanding under the WFF Loan totaled $9,435 and consisted of $4,435 under the term loan and $5,000 under the revolver. As of June 30, 2006, the Company had exercised its LIBOR Rate option on $3,500 of the term loan and $5,000 of the revolver. Interest rates as of June 30, 2006 on the outstanding amounts under the LIBOR options were 8.79% and 8.54% on the term loan and revolver, respectively. Interest rates as of June 30, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 9.0%.

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

Availability under the revolver at June 30, 2006 and December 31, 2005 was $13,382 and $11,677, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $165 a week in 2006 and 2005, and is reset to $0 when such payment is made. As of June 30, 2006 and December 31, 2005, the total outstanding reserves amounted to $3,969 and $3,804, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8. Debt – (Continued)

On June 23, 2005, the Company repurchased $2,850 (face value) of Senior Subordinated Notes for $2,765 plus accrued interest of $128. This transaction resulted in a net gain on extinguishment of debt of $50.

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

The fair value of the Senior Subordinated Notes as of June 30, 2006 and December 31, 2005 was $78,866 and $84,530, respectively.

The Company has been in compliance with all of the covenants and ratios under the WFF Loan and the indenture governing its Senior Subordinated Notes for all periods presented.

9. Income Taxes

The effective tax rate for the six months ended June 30, 2006 and June 30, 2005 was 4.04% and 0.0%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes.

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

Net periodic pension costs for the six months ended June 30, 2006 and June 30, 2005 are as follows:

	For the Three Months Ended June 30				For the Six Months Ended June 30
	Pension Benefits		Post-retirement Benefits		Pension Benefits		Post-retirement Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Net periodic pension cost:
Service cost	$343	$305	$33	$22	$685	$572	$65	$45
Interest cost	353	344	34	27	707	666	69	53
(Expected return on plan assets)	(370)	(294)	—	—	(740)	(596)	—	—
Amortization of prior service cost	2	2	—	—	3	3	—	—
Recognized net actuarial (gain) or loss	60	49	6	—	120	70	11	—

Total net periodic pension cost	$388	$406	$73	$49	$775	$715	$145	$98

There are no expected required employer contributions for the defined benefit plan for the year ended December 31, 2006.

Expected net employee contributions for the postretirement benefit plan for the year ended December 31, 2006 are $132.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
United States	$42,943	$37,876	$86,836	$72,608
Foreign	3,380	3,852	5,386	6,165

	$46,323	$41,728	$92,222	$78,773

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

Pension Plan Costs. Substantially all of the Company’s eligible employees have elected to participate in its defined benefit pension plan. Because pension obligations are ultimately settled in future periods, the determination of the annual pension expense and pension liabilities is subject to estimates and assumptions, such as the discount rate, age and tenure, which are reviewed annually and are based on current rates and trends. Due to a decline in the long-term interest rates at the valuation date of December 31, 2005, the Company used a lower discount rate to calculate the present value of benefit obligations, which resulted in higher cash contributions needed to maintain the funded status of this plan. The Company cannot predict whether investment returns will be sufficient to fund all of its future retirement benefits. To the extent the pension plan assets are not sufficient to fund future retirement benefits for the employees, the average age of which is relatively higher than other companies, the Company would be required to fund any shortfall using cash generated by its operations. Furthermore, at any time, the federal laws governing pension plans or the administrative interpretations of those laws may be amended in a manner that could increase our pension plan costs and liabilities.

Legal Matters. From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company’s financial position or results of operations.

Operating Leases. The Company leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and non-cancelable operating leases. Rent expense amounted to $550 and $276 for the six and three months ended June 30, 2006, respectively, and $609 and $302 for the six and three months ended June 30, 2005. Under the terms of non-cancelable operating leases, the Company is committed to the following future minimum lease payments at June 30, 2006:

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

12. Commitments and Contingencies – (Continued)

Fiscal Year
2006	456
2007	407
2008	272
2009	—
Thereafter

We and certain of our affiliates (collectively referred to as the “Porcher Group”) have agreed to amend and restate the terms of the supply agreement originally dated April 2, 2004 between the Porcher Group and AGY Holding Corp (“AGY”). Under the terms of this new agreement that becomes effective January 1, 2007, we have an economic incentive, but not an obligation, to purchase yarn from AGY. However, if the Porcher Group collectively does not purchase certain minimum quantities of yarn in the aggregate from AGY, we and each of our other affiliates that constitute the Porcher Group will have a joint and several obligation to pay liquidated damages to AGY. While we believe that it is very unlikely that the Porcher Group would collectively purchase less than the minimum quantities of yarn from AGY as set forth in the contract, we cannot provide any assurances that BGF will not be required to pay AGY liquidated damages pursuant to the contract.

13. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that fixed production overhead cost be allocated to units of production based on the normal capacity of each production facility. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe SFAS No. 151 has had a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe SFAS No.153 has had a material impact on its financial statements.

FIN 48, “Accounting for Uncertainty in Income Taxes,” was issued in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 in the first quarter of 2007. The Company is continuing to evaluate the impact that adoption of FIN 48 may have on the Company’s results of operations, cash flows or financial position.

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

Overview and Trends Affecting Our Business

Our business focuses on the production of value-added specialty woven fabrics, non-woven fabrics and parts made from glass, carbon, and aramid yarns. Our products are a critical component in the production of a variety of electronic, filtration, composite, insulation, protective, construction and commercial products. Our glass fiber fabrics are used by our customers in printed circuit boards, which are integral to virtually all advanced electronic products, including computers and cellular telephones. Our products are also used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, power generation and oil refining. In line with our strategy of continued new product development, 28% of our sales in the second quarter 2006 were attributable to sales of products that were introduced within the last three years.

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

Substantially all of our eligible employees have also elected to participate in our defined benefit pension plan. Because pension obligations are ultimately settled in future periods, the determination of our annual pension expense and pension liabilities is subject to estimates and assumptions, such as the discount rate, age and tenure, which are reviewed annually and are based on current rates and trends. Due to a decline in the long-term interest rates at the valuation date of December 31, 2005, we have used a lower discount rate to calculate the present value of benefit obligations, which has recently resulted in a decline in the funded status of our plan and in higher pension expense. We cannot predict whether investment returns will be sufficient to fund all of our future retirement benefits. To the extent our pension plan assets are not sufficient to fund future retirement benefits for our employees, the average age of which is relatively higher than other companies, we would be required to fund any shortfall using cash generated by our operations.

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

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.1%	84.2%	82.7%	85.5%

Gross profit	16.9%	15.8%	17.3%	14.5%
Selling, general and administrative expenses	7.4%	6.6%	6.9%	6.7%

Operating income	9.5%	9.2%	10.4%	7.8%
Interest expense	6.0%	7.0%	6.1%	7.4%
Other (income), net	—	—	—	—

Income before income taxes	3.5%	2.2%	4.3%	0.4%
Income tax expense	0.3%	—	0.2%	—

Net income	3.2%	2.2%	4.1%	0.4%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Sales. Net sales increased $4.6 million, or 11.0%, to $46.3 million in the three months ended June 30, 2006 from $41.7 million in the three months ended June 30, 2005.

Sales of our composite fabrics, which are used in various applications including structural aircraft parts and interiors, represented approximately 33.3% of our total net sales for the three months ended June 30, 2006 and 2005. Sales of these fabrics increased $1.5 million, or 10.5%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 as a result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics, which are used by industrial customers to control emissions into the environment, represented approximately 18.5% and 19.1% of our total net sales for the three months ended June 30, 2006 and 2005, respectively. Sales of these fabrics increased $0.6 million, or 7.6%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase is due primarily to a higher value product mix and a price increase.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, represented 14.2% of our total net sales during the three months ended June 30, 2006, an increase over prior year’s 9.0% of total net sales. Sales of these products increased $2.8 million, or 75.3%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 due to a price increase and continued increased purchases by customers who supply the U.S. military to support activities in the Middle East.

Sales of our insulation products, which are used for high temperature applications, represented approximately 6.1% of our net sales for the three months ended June 30, 2006 as compared to 8.1% for the three months ended June 30, 2005. Sales of insulation fabrics decreased $0.5 million, or 15.3%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 due primarily to the end of a major automotive program.

Sales of our electronics fabrics, which are used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes represented approximately 17.4% of our total net sales over the three months ended June 30, 2006 as compared to 18.5% for the same time period in the prior year. Sales of electronic fabrics increased $0.3 million, or 4.4%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 due to increased demand in the U.S. market during the second quarter of 2006. However, long-term sales of these fabrics will continue to be adversely affected by the movement of electronic industry production outside of North America, such as to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit Margins. Gross profit margins increased to 16.9% in the three months ended June 30, 2006 from 15.8% in the three months ended June 30, 2005, due primarily to higher capacity utilization combined with price increases in several product lines.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.6 million to $3.4 million in the three months ended June 30, 2006 from the three months ended June 30, 2005, due primarily to increased management fees, employee benefits and consulting fees paid to a financial advisor upon termination of its consulting agreement during the second quarter of 2006.

Operating Income. As a result of the aforementioned factors, operating income increased $0.6 million to $4.4 million, or 9.5% of net sales, in the three months ended June 30, 2006, from $3.8 million, or 9.2% of net sales, in the three months ended June 30, 2005.

Interest Expense. Interest expense decreased $0.1 million to $2.8 million, or 6.0% of net sales, in the three months ended June 30, 2006 from $2.9 million, or 7.0% of net sales, in the three months ended June 30, 2005.

Income Taxes. The effective tax rate for the three months ended June 30, 2006 and June 30, 2005 was 4.04% and 0.0%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes. As a result, income tax expense increased $.2 million in the three months ended June 30, 2006 over the three months ended June 30, 3005.

Net Income. As a result of the aforementioned factors, our net income increased $0.5 million to a net income of $1.4 million in the three months ended June 30, 2006 from a net income of $0.9 million in the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Sales. Net sales increased $13.5 million, or 17.1%, to $92.2 million in the six months ended June 30, 2006 from $78.8 million in the six months ended June 30, 2005.

Sales of our composite fabrics, which are used in various applications including structural aircraft parts and interiors, have represented approximately 32.3% of our total net sales for the first six months of the past two years. Sales of these fabrics increased $4.5 million, or 17.7%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 as a result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics, which are used by industrial customers to control emissions into the environment, have represented approximately 19.4% of our total net sales for the first six months of the past two years. Sales of these fabrics increased $2.5 million, or 16.5%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase is due primarily to a higher value product mix and a price increase.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, represented 14.5% of our total net sales for the six months ended June 30, 2006, an increase over prior year’s 8.6% of total net sales. Sales of these products increased $6.6 million, or 97.5%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due to a price increase and continued increased purchases by customers who supply the U.S. military to support activities in the Middle East.

Sales of our insulation products, which are used for high temperature applications, represented approximately 6.0% of our net sales for the six months ended June 30, 2006 as compared to 8.8% for the six months ended June 30, 2005. Sales of insulation fabrics decreased $1.4 million, or 20.6%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due primarily to the end of a major automotive program.

Sales of our electronics fabrics, which are used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes represented approximately 17.8% of our total net sales over the six months ended June 30, 2006 as compared to 19.2% for the same time period in the prior year. Sales of electronic fabrics increased $1.2 million, or 8.2%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due to increased demand in the U.S. market in the second quarter of 2006. However, long-term sales of these fabrics will continue to be adversely affected by the movement of electronic industry production outside of North America, such as to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit Margins. Gross profit margins increased to 17.3% in the six months ended June 30, 2006 from 14.5% in the six months ended June 30, 2005, due primarily to higher capacity utilization combined with price increases in several product lines.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million to $6.4 million in the six months ended June 30, 2006 from the six months ended June 30, 2005, due primarily to increased management fees, employee benefits and consulting fees paid to a financial advisor upon termination of its consulting agreement during the first six months of 2006.

Operating Income. As a result of the aforementioned factors, operating income increased $3.5 million to $9.6 million, or 10.4% of net sales, in the six months ended June 30, 2006, from $6.1 million, or 7.8% of net sales, in the six months ended June 30, 2005.

Interest Expense. Interest expense decreased $0.3 million to $5.6 million, or 6.1% of net sales, in the six months ended June 30, 2006 from $5.9 million, or 7.4% of net sales, in the six months ended June 30, 2005.

Income Taxes. The effective tax rate for the six months ended June 30, 2006 and June 30, 2005 was 4.04% and 0.0%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes. As a result, income tax expense increased $.2 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Net Income. As a result of the aforementioned factors, our net income increased $3.6 million to a net income of $3.8 million in the six months ended June 30, 2006 from a net income of $0.2 million in the six months ended June 30, 2005.

Balance Sheets

Accounts Receivable. Accounts receivable increased $5.0 million, or 31.1%, from December 31, 2005 to June 30, 2006. This increase was a result of the increased sales in the first six months of 2006.

Inventory. Inventory increased $0.7 million, or 2.8%, from December 31, 2005 to June 30, 2006. This was mainly due to an increase in sales and manufacturing volumes in the first six months of 2006.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $3.9 million, or 24.0%, from December 31, 2005 to June 30, 2006. This increase was primarily the result of an increase in trade payables due to an increase in manufacturing volume, accrued payroll and employee benefits offset by a decreased environmental reserve in the first six months of 2006.

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

On June 6, 2003, we entered into the WFF Loan with WFF. The WFF Loan is guaranteed by our parent, NVH, Inc., BGF Services, Inc. and Glass Holdings LLC. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs as well as retire other outstanding debt. The WFF Loan matures on the earlier of February 28, 2010 or the date that is 180 days prior to the maturity date of the Senior Subordinated Notes. Because the Senior

Subordinated Notes are scheduled to mature on January 15, 2009, we expect to be required to refinance the WFF Loan no later than July 18, 2008; however, there can be no assurances that we would be able to refinance the WFF loan on or before that date on favorable terms, if at all.

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

As of June 30, 2006, amounts outstanding under the WFF Loan totaled $9.4 million, which consisted of $4.4 million under the term loan and $5.0 million under the revolver. As of June 30, 2006, we had exercised the LIBOR Rate option on $3.5 million of the term loan and $5.0 million of the revolver. Interest rates as of June 30, 2006 on the outstanding amounts under the LIBOR options were 8.79% and 8.54% on the term loan and revolver, respectively. Interest rates as of June 30, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 9.0%.

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

Availability under the revolver as of June 30, 2006 and August 1, 2006 was $13.4 million and $12.2 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of June 30, 2006 and August 1, 2006, the outstanding reserves totaled $4.0 million and $0.3 million, respectively.

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

The fair value of the Senior Subordinated Notes as of June 30, 2006 and December 31, 2005 was approximately $78.9 million and $84.5 million, respectively.

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

Net Cash Provided By Operating Activities. Net cash provided by operating activities was $ 3.2 million for the six months ended June 30, 2006 compared with net cash provided by operating activities of $2.3 million for the six months ended June 30, 2005 and was primarily the result of an increase in net income, offset by an increase in working capital.

Net Cash Used In Investing Activities. Net cash used in investing activities was $0.7 million for the six months ended June 30, 2006 compared with $1.1 million for the six months ended June 30, 2005. Purchases of property, plant and equipment was $0.8 million for the six months ended June 30, 2006 as compared to $1.4 million for the six months ended June 30, 2005.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2006, compared with net cash used in financing activities of $1.3 million for the six months ended June 30, 2005 and was primarily the result of an increase in borrowings on the revolver credit facility, a decrease in term loan payments, and a decrease in the book overdraft.

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

In 2003, we submitted to the EPA a final SCR documenting the assessment of the property and the site’s drainage ditch. In May 2004, the EPA approved the SCR. A draft cleanup plan was submitted to the EPA in September 2004 and a final proposed remediation plan was provided to the EPA for its review in December 2005. The EPA approved the plan in May 2006.

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

At this time, we anticipate the storm water contract to cost approximately $0.5 million. The cleanup and restoration of site structures, sod and pavement was estimated to be approximately $2.2 million. Accordingly, we have recorded a reserve of $2.2 million for the environmental issues at the Altavista facility which reflects the original reserve less expenses incurred to date. This reserve reflects the higher of the bids we have received thus far for conducting the remediation plan and it includes the remaining estimated costs for the stormwater enhancement project and post-remediation restoration work. Remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

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

Pension Plan Costs. Substantially all of our eligible employees have also elected to participate in our defined benefit pension plan. Because pension obligations are ultimately settled in future periods, the determination of our annual pension expense and pension liabilities is subject to estimates and assumptions, such as the discount rate, age and tenure, which are reviewed annually and are based on current rates and trends. Due to a decline in the long-term interest rates at the valuation date of December 31, 2005, we have used a lower discount rate to calculate the present value of benefit obligations, which has resulted in higher cash contributions by us to maintain the funded status of this plan. We cannot predict whether investment returns will be sufficient to fund all of our future retirement benefits. To the extent our pension plan assets are not sufficient to fund future retirement benefits for our employees, the average age of which is relatively higher than other companies, we would be required to fund any shortfall using cash generated by our operations. Furthermore, at any time, the federal laws governing pension plans or the administrative interpretations of those laws may be amended in a manner that could increase our pension plan costs and liabilities.

Contractual Obligations and Off-Balance Sheet Arrangements

For information regarding our contractual obligations as of December 31, 2005, see our 2005 Annual Report on Form 10-K. We currently have no off-balance sheet arrangements.

We and certain of our affiliates (collectively referred to as the “Porcher Group”) have agreed to amend and restate the terms of the supply agreement originally dated April 2, 2004 between the Porcher Group and AGY Holding Corp (“AGY”). Under the terms of this new agreement that becomes effective January 1, 2007, we have an economic incentive, but not an obligation, to purchase yarn from AGY. However, if the Porcher Group collectively does not purchase certain minimum quantities of yarn in the aggregate from AGY, we and each of our other affiliates that constitute the Porcher Group will have a joint and several obligation to pay liquidated damages to AGY. While we believe that it is very unlikely that the Porcher Group would collectively purchase less than the minimum quantities of yarn from AGY as set forth in the contract, we cannot provide any assurances that we will not be required to pay AGY liquidated damages pursuant to the contract.

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

Looking ahead for the remainder of 2006:

•	Sales trends during July 2006 were comparable to the first six months of 2006; however, sales are expected to decrease slightly during the second half of the year, which is consistent with historical trends.

•	We plan to continue our efforts to maintain an inventory level consistent with sales.

Related Party Transactions

We are wholly owned by Porcher Industries through NVH, Inc., a U.S. holding company. In July 2004, our previous parent, Glass Holdings Corp., converted to a limited liability company and subsequently distributed its stock in BGF to NVH, Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a 100% owned subsidiary of Porcher Industries, Inc. Glass Holdings LLC owns 100% of BGF Services, Inc. We have ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, Glass Holdings and other wholly-owned subsidiaries of Glass Holdings, as well as other affiliates of Porcher Industries. Mr. Robert Porcher, our former Chairman of the Board and Chief Executive Officer, beneficially owns a controlling interest in Porcher Industries and Mr. Philippe Porcher, our current Chairman of the Board and Chief Executive Officer also owns an interest in Porcher Industries.

We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings, that cover the periodic management services of certain Porcher Industries employees and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Philippe Porcher and Dorier. In connection with these arrangements with BGF Services, we incurred expenses of $0.3 million during the first six months of 2006. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. We incurred $0.4 million in management fees for such services during the first six months of 2006.

We purchase semi-finished and finished products from Porcher Industries and its affiliates. We purchased $1.4 million of these products in the first six months of 2006. We sell finished goods and occasionally unfinished goods directly to Porcher and its affiliates. In the first six months of 2006, we billed Porcher Industries and its affiliates $1.0 million for these goods. Porcher Industries billed us for commissions for sales of BGF’s products in Asia, Europe, and Australia of $0.1 million in the first six months of 2006. We believe that prices and commissions paid or received by us for these transactions are comparable to those paid to third parties.

We collect and deposit customer payments on behalf of two wholly owned subsidiaries of Porcher Industries in exchange for fees equal to 2% of amounts collected. We billed $0.01 million in fees for these services incurred in the first six months of 2006. We believe that these fees are comparable to those that would be paid to third parties.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that fixed production overhead cost be allocated to units of production based on the normal capacity of each production facility. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe SFAS No. 151 has had a material impact our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe SFAS No.153 has had a material impact our financial statements.

FIN 48, “Accounting for Uncertainty in Income Taxes,” was issued in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will adopt FIN 48 in the first quarter of 2007. We are continuing to evaluate the impact that adoption of FIN 48 may have on our results of operations, cash flows or financial position.

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

The fair value of the Senior Subordinated Notes as of June 30, 2006 and August 7, 2006 was approximately $78.9 million. If the interest rate on borrowings under our WFF Loan as of June 30, 2006 is 100 basis points higher or lower during the next 12 months, our annual interest rate expense would be increased or decreased $0.1 million. As of June 30, 2006, we were not party to any derivative financial instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and CFO, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our President and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2006.

PART II - OTHER INFORMATION

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

NVH LLC was previously the owner of 150,000 shares of common stock of AGY Holding Corp. Pursuant to the terms of a recent merger between AGY Holding Corp. and KAGY Holding Company Inc., all shares of AGY Holding Corp. owned by NVH LLC were converted into the right to receive cash in three installments. The first installment was paid to NVH LLC upon consummation of the merger in an amount of $21.8 million. The second installment is expected to be paid within 180 days after the closing of the merger upon the release of a working capital escrow established pursuant to the terms of the merger agreement. The third installment is expected to be paid promptly following May 31, 2007 upon the release of an indemnification escrow established pursuant to the terms of the merger agreement. Due to contingencies affecting the amount of the second and third installments, we are not able to predict the amount thereof.

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

Date: August 14, 2006