Form 10-Q
period 2006-09-30
BGF INDUSTRIES INC
filed 2006-11-14
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There is no established trading market for the Common Stock of the registrant. All shares of Common Stock are held by an affiliate of the registrant. As of November 14, 2006, there were 1,000 shares of common stock outstanding.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS AND NINE MONTHS

ENDED SEPTEMBER 30, 2006

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance for returns and doubtful accounts of $453 and $396, respectively	19,495	16,034
Inventories	27,175	24,913
Other current assets	842	702
Assets held for sale	832	245

Total current assets	48,344	41,894
Net property, plant and equipment	29,322	31,667
Deferred income taxes	1,587	1,218
Other noncurrent assets, net	2,175	2,731

Total assets	$81,428	$77,510

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Cash overdraft	$1,489	$886
Accounts payable	8,069	5,625
Accrued liabilities	9,108	10,504
Deferred tax liability	1,587	1,218
Short-term borrowings	500	3,000
Current portion of long-term debt	1,200	1,200

Total current liabilities	21,953	22,433
Long-term debt, net of discount of $398 and $524, respectively	86,437	87,255
Finance obligation	2,802	2,758
Postretirement benefit and pension obligations	5,398	6,526

Total liabilities	116,590	118,972

Commitments and contingencies

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(68,782)	(75,082)
Accumulated other comprehensive loss	(1,380)	(1,380)

Total stockholder’s deficit	(35,162)	(41,462)

Total liabilities and stockholder’s deficit	$81,428	$77,510

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net Sales	$43,672	$36,664	$135,894	$115,437
Cost of goods sold	36,985	31,262	113,260	98,583

Gross profit	6,687	5,402	22,634	16,854
Selling, general and administrative expenses	3,033	2,204	9,398	7,508
Asset write off	92	—	92	—

Operating income	3,562	3,198	13,144	9,346
Interest expense	2,819	2,817	8,404	8,682
Other (income) expense, net	(1,797)	3	(1,811)	55

Income before income taxes	2,540	378	6,551	609
Income tax expense	89	—	251	—

Net income and total comprehensive income	$2,451	$378	$6,300	$609

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Nine Months Ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$6,300	$609
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	3,572	3,821
Amortization of noncurrent assets	629	631
Amortization of discount on notes	126	127
Write off of debt issuance costs	—	38
Asset write off	92	—
(Gain) loss on disposal of equipment	(112)	69
Noncash interest on finance obligation	44	106
Gain on extinguishment of Senior Subordinated Notes	—	(50)
Postretirement benefit and pension obligations	(1,128)	(894)
Change in assets and liabilities:
Trade accounts receivable, net	(3,461)	(1,131)
Other current assets	(140)	94
Inventories	(2,262)	1,218
Other assets	(73)	(65)
Accounts payable	2,444	1,002
Accrued liabilities	(1,396)	(2,858)

Net cash provided by operating activities	4,635	2,717

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,918)	(1,908)
Proceeds from sale of equipment	124	353

Net cash used in investing activities	(1,794)	(1,555)

Cash flows from financing activities:
Book overdraft	603	264
Proceeds from revolving credit facility	12,400	37,800
Payments on revolving credit facility	(14,900)	(37,700)
Proceeds received from term loan	—	2,760
Payments on term loan	(944)	(1,522)
Purchases of Senior Subordinated Notes	—	(2,764)

Net cash used in financing activities	(2,841)	(1,162)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,388	$10,241

Cash paid during the period for income taxes	$649	$25

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed in accounts payable	$109	$1

The accompanying notes are an integral part of the consolidated financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited interim financial statements of BGF Industries, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of results of operations have been included. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

2. Liquidity and Financial Condition

The Company had net income of $6,300 for the nine months ended September 30, 2006 and a $35,162 stockholder’s deficit as of September 30, 2006. In the year ended December 31, 2005, the Company had a net loss of $4,935 and had a $41,462 stockholder’s deficit as of December 31, 2005.

On June 6, 2003, the Company entered into a five year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”). This arrangement (the “WFF Loan”) provides for a maximum revolver credit line of $40,000 with a letter of credit (“L/C”) sub-line of $4,000, an inventory sub-line of $15,000 and a term loan sub-line of $6,000 of which the principal is amortized over 60 months (see Note 8). On April 4, 2005, the Company executed an amendment to the WFF Loan to increase its total borrowing availability by approximately $5,000. The amendment was deemed to be effective as of March 31, 2005. The amendment provided for the following: (1) reduced the maximum facility size to $25,000; (2) reloaded the term loan back to the lesser of $6,000 or 70% of the orderly liquidation value of eligible equipment; (3) increased the advance rate on finished goods inventory from 45% to 55%; (4) reduced the Excess Availability to $1,000 at all times; and (5) released the $550 environmental reserve previously in place (see Note 8). On October 31, 2005, the Company executed an amendment to the WFF Loan to increase its cap on capital expenditures to $3,500 annually. The amendment was deemed effective as of June 30, 2005. Availability under the revolver credit line totaled $16,743 as of September 30, 2006.

The Company’s continued existence is dependent upon several factors including its ability to continue generating sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue meeting its financial covenants and make required payments under the WFF Loan (see Note 8). While the Company’s performance to date in 2006 has enabled it to meet its financial obligations, there can be no assurance that the Company will be able to sustain its current level of operations. The Company continues to evaluate its current business plan in light of the current market conditions.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

3. Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
	(unaudited)
Supplies	$1,353	$1,492
Raw materials	3,024	2,232
Stock-in-process	3,739	3,661
Finished goods	19,059	17,528

	$27,175	$24,913

4. Assets Held for Sale

In September 2004, the Company’s board made the decision to hold for sale the land and building of the South Hill heavyweight fabrics facility. In June 2006, the Company made the decision to hold for sale equipment at the same facility. These assets have a net book value as of September 30, 2006 and December 31, 2005 of $832 and $245, respectively, and have been classified as a current asset on the balance sheets.

5. Net Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	September 30, 2006	December 31, 2005
	(unaudited)
Land	$2,879	$2,873
Buildings	37,809	38,113
Machinery and equipment	81,789	82,771

Gross property, plant and equipment	122,477	123,757
Less: accumulated depreciation	(93,155)	(92,090)

Net property, plant and equipment	$29,322	$31,667

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

6. Other Noncurrent Assets, net

Other noncurrent assets, net consist of the following:

	September 30, 2006	December 31, 2005
	(unaudited)
Debt issuance costs	$5,619	$5,619
Accumulated amortization	(4,029)	(3,408)

Net debt issuance costs	1,590	2,211
Unrecognized pension prior service cost	5	5
Other noncurrent assets	580	515

Total other noncurrent assets, net	$2,175	$2,731

Debt issuance costs are being amortized over the lives of the respective debt instruments.

Amortization of deferred financing charges of $210 and $629 for the three and nine months ended September 30, 2006 and $210 and $631 for the three and nine months ended September 30, 2005, respectively, has been included in interest expense.

In June 2005, the Company repurchased $2,850 (face amount) of Senior Subordinated Notes (see Note 8). As a result of this transaction, debt issuance costs related to the original issuance of these notes of $37 were written off to interest expense.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2006	December 31, 2005
	(unaudited)
Interest	$1,892	$4,010
Environmental	2,311	2,880
Payroll	574	610
Other employee benefits, including current portion of deferred compensation	2,163	1,186
Medical benefits	713	691
Other	1,455	1,127

Total accrued liabilities	$9,108	$10,504

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

The cleanup work has been divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management phase was completed during the second quarter of 2006. The Company has requested reimbursement, in the form of tax reductions, from the Town of Altavista for 80% of the costs borne in this project as the scope of work centers primarily on site utilities. After implementation of the remediation plan, the Company will re-establish various structures and paved areas so the site can resume work with an enhanced storm water system. A contractor has been selected and brought under agreement to complete the soil remediation phase. Work is anticipated to commence in the fourth quarter of 2006.

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

A reserve of $2,191 for the environmental issues at the Altavista facility has been recorded at September 30, 2006 which reflects the accepted bid from the contractor for the soil remediation work of $1,949 plus estimated additional expenses to be incurred for testing and post-cleanup reconstruction. Remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(dollars in thousands)

7. Accrued Liabilities – (Continued)

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

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. The Company may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of September 30, 2006 and December 31, 2005, the Company had a reserve of $120 for the above-described environmental issues at the Cheraw facility.

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

Current contribution to retirement plan. In order to continue to provide all distribution options allowed by the defined benefit pension plan, the Company accelerated its 2005 contributions and paid $2,400 into the defined benefit plan on July 17, 2006 (see Note 10).

8. Debt

Debt consists of the following:

	September 30, 2006	December 31, 2005
	(unaudited)
WFF Loan:
Term loan	$4,135	$5,079
Revolver	500	3,000
Senior Subordinated Notes, net of unamortized discount of $398 and $524, respectively	83,502	83,376

Total debt	88,137	91,455
Current Maturities	1,700	4,200

Long-term debt	$86,437	$87,255

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

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. and two of NVH, Inc.’s other subsidiaries, Glass Holdings LLC and BGF Services, Inc. As of September 30, 2006, amounts outstanding under the WFF Loan totaled $4,635 and consisted of $4,135 under the term loan and $500 under the revolver. As of September 30, 2006, the Company had not exercised its LIBOR Rate option on any of the outstanding borrowings on the term loan or the revolver. Interest rates as of September 30, 2006 under the LIBOR options were 8.82% and 8.57% on the term loan and revolver, respectively. Interest rates as of September 30, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 9.25%.

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

Availability under the revolver at September 30, 2006 and December 31, 2005 was $16,743 and $11,677, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $165 a week in 2006 and 2005, and is reset to $0 when such payment is made. As of September 30, 2006 and December 31, 2005, the total outstanding reserves amounted to $1,819 and $3,804, respectively.

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

The fair value of the Senior Subordinated Notes as of September 30, 2006 and December 31, 2005 was $79,285 and $84,530, respectively.

The Company has been in compliance with all of the covenants and ratios under the WFF Loan and the indenture governing its Senior Subordinated Notes for all periods presented.

9. Income Taxes

The effective tax rate for the nine months ended September 30, 2006 and September 30, 2005 was 3.9% and 0.0%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes.

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

Net periodic pension costs for the three and nine months ended September 30, 2006 and September 30, 2005 are as follows:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	Pension Benefits		Post-retirement Benefits		Pension Benefits		Post-retirement Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Net periodic pension cost:
Service cost	$329	$305	$5	$22	$1,014	$877	$70	$67
Interest cost	343	341	3	26	1,050	1,007	72	79
(Expected return on plan assets)	(365)	(339)	—	—	(1,105)	(935)	—	—
Amortization of prior service cost	1	2	—	—	4	5	—	—
Recognized net actuarial (gain) or loss	55	49	(8)	—	175	118	3	—

Total net periodic pension cost	$363	$358	$—	$48	$1,138	$1,072	$145	$146

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

10. Employee Benefits – (Continued)

There are no expected required employer contributions for the defined benefit plan for the year ended December 31, 2006.

Expected net employee contributions for the postretirement benefit plan for the year ended December 31, 2006 are $121.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
United States	$40,502	$34,513	$127,338	$107,121
Foreign	3,170	2,151	8,556	8,316

	$43,672	$36,664	$135,894	$115,437

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(dollars in thousands)

12. Commitments and Contingencies – (Continued)

Operating Leases. The Company leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and non-cancelable operating leases. Rent expense amounted to $832 and $282 for the nine and three months ended September 30, 2006, respectively, and $894 and $286 for the nine and three months ended September 30, 2005. Under the terms of non-cancelable operating leases, the Company is committed to the following future minimum lease payments at September 30, 2006:

Fiscal Year
2006	224
2007	419
2008	284
2009	—
Thereafter	—

Supply Agreement. We and certain of our affiliates (collectively referred to as the “Porcher Group”) have agreed to amend and restate the terms of the supply agreement originally dated April 2, 2004 between the Porcher Group and AGY Holding Corp (“AGY”). Under the terms of this new agreement that becomes effective January 1, 2007, we have an economic incentive, but not an obligation, to purchase yarn from AGY. However, if the Porcher Group collectively does not purchase certain minimum quantities of yarn in the aggregate from AGY, we and each of our other affiliates that constitute the Porcher Group will have a joint and several obligation to pay liquidated damages to AGY. While we believe that it is very unlikely that the Porcher Group would collectively purchase less than the minimum quantities of yarn from AGY as set forth in the contract, we cannot provide any assurances that BGF will not be required to pay AGY liquidated damages pursuant to the contract.

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

FIN 48, “Accounting for Uncertainty in Income Taxes,” was issued in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 in the first quarter of 2007. The Company is continuing to evaluate the impact that adoption of FIN 48 may have on the Company’s results of operations, cash flows and financial position.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(dollars in thousands)

13. Recent Accounting Pronouncements – (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements. However, based on the current funded status of our defined benefit pension and postretirement medical plans, the Company would be required to increase its total liability by $4,395 for pension and postretirement medical benefits, which would result in an estimated decrease to stockholder’s equity of approximately $4,226, net of taxes, in the Company’s consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since the Company’s last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the consolidated financial statements at December 31, 2006.

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

Overview and Trends Affecting Our Business

Our business focuses on the production of value-added specialty woven fabrics, non-woven fabrics and parts made from glass, carbon, and aramid yarns. Our products are a critical component in the production of a variety of electronic, filtration, composite, insulation, protective, construction, and commercial products. Our products are used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including electronics, aerospace, transportation, construction, power generation and oil refining. In line with our strategy of continued new product development, 26.1% of our sales in the third quarter 2006 were attributable to sales of products that were introduced within the last three years.

Results of Operations. Management believes that some of our products, particularly electronic fabrics, are viewed as commodities by our customers. These products face increased competition from foreign manufacturers, particularly in Asia, that can manufacture similar products that are competitive with ours at significantly lower costs. Furthermore, it is becoming increasingly difficult to push prices higher with respect to these products, which reduces our overall revenues and results in lower profitability, particularly as our operating costs continue to rise. While this commoditization trend is generally limited to our electronic fabrics currently, we expect that some of our other products will be viewed in the future as commodities as Asian manufacturers ramp up production of these other goods, which will also put further pricing pressure on our overall sales.

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

Based on publicly available data, we currently expect health care costs to increase significantly for the foreseeable future, which will further increase our general and administrative costs and reduce our net income. Furthermore, because the average age of our employees and other covered persons is generally higher than other companies, we believe that the Company may be potentially exposed to relatively higher health care costs each year, particularly to the extent we are responsible for covering catastrophic health care costs up to the maximum annual coverage of $0.1 million per covered person. In addition, because we have a relatively small number of employees and a limited amount of annual net income, the occurrence of even a small amount of such catastrophic costs during any period would have a magnifying adverse impact on our net income during such period. As a result of the foregoing, even though we have undertaken and will continue to undertake a variety of measures to control increased health care costs, it is likely that our net income will decline in the future due to such expected increased costs unless otherwise offset by increased revenues or lower costs in other areas.

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

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.7%	85.3%	83.3%	85.4%

Gross profit	15.3%	14.7%	16.7%	14.6%
Selling, general and administrative expenses	6.9%	6.0%	6.9%	6.5%
Asset write off	.2%	—	.1%	—

Operating income	8.2%	8.7%	9.7%	8.1%
Interest expense	6.5%	7.7%	6.2%	7.5%
Other (income) expense, net	(4.1)%	—	(1.3)%	—

Income before income taxes	5.8%	1.0%	4.8%	0.6%
Income tax expense	.2%	—	.2%	—

Net income	5.6%	1.0%	4.6%	0.6%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales. Net sales increased $7.0 million, or 19.1%, to $43.7 million in the three months ended September 30, 2006 from $36.7 million in the three months ended September 30, 2005.

Sales of our composite fabrics, which are used in various applications including structural aircraft parts and interiors, represented approximately 32.5% and 36.3% of our total net sales for the three months ended September 30, 2006 and 2005, respectively. Sales of these fabrics increased $0.9 million, or 6.7%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 as a result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics, which are used by industrial customers to control emissions into the environment, represented approximately 19.0% and 18.8% of our total net sales for the three months ended September 30, 2006 and 2005, respectively. Sales of these fabrics increased $1.4 million, or 20.1%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase is due primarily to a higher value product mix and a price increase.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, represented approximately 16.6% and 7.8% of our total net sales for the three months ended September 30, 2006 and 2005, respectively. Sales of these products increased $4.4 million, or 153.6%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due to a price increase and continued increased purchases by customers who supply the U.S. military.

Sales of our insulation products, which are used for high temperature applications, represented approximately 6.0% of our net sales for the three months ended September 30, 2006 as compared to 6.5% for the three months ended September 30, 2005. Sales of insulation fabrics increased $0.2 million, or 9.5%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due primarily to the resumption of a major appliance program.

Sales of our electronics fabrics, which are used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes represented approximately 16.0% of our total net sales over the three months ended September 30, 2006 as compared to 19.7% for the same time period in the prior year. Sales of electronic fabrics decreased $0.3 million, or 3.5%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due to lower average selling prices during the third quarter of 2006. Long-term sales of these fabrics will continue to be adversely affected by the movement of electronic industry production outside of North America, such as to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit Margins. Gross profit margins increased to 15.3% in the three months ended September 30, 2006 from 14.7% in the three months ended September 30, 2005, due primarily to higher capacity utilization combined with price increases in several product lines, partially offset by an accrual for a quality claim from one of our largest customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.8 million to $3.0 million, or 6.9% of net sales, in the three months ended September 30, 2006 from $2.2 million, or 6.0% of net sales, in the three months ended September 30, 2005, due primarily to increased management fees and employee benefits.

Operating Income. As a result of the aforementioned factors, operating income increased $0.4 million to $3.6 million, or 8.2% of net sales, in the three months ended September 30, 2006, from $3.2 million, or 8.7% of net sales, in the three months ended September 30, 2005.

Interest Expense. Interest expense remained at $2.8 million, or 6.5% of net sales, in the three months ended September 30, 2006 from $2.8 million, or 7.7% of net sales, in the three months ended September 30, 2005.

Other Income. Other income consisted of $1.8 million, or 4.1% of net sales, in the three months ended September 30, 2006 due to the settlement of a class action lawsuit.

Income Taxes. The effective tax rate for the three months ended September 30, 2006 and September 30, 2005 was 3.9% and 0.0%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes. As a result, income tax expense increased $0.1 million in the three months ended September 30, 2006 over the three months ended September 30, 3005.

Net Income. As a result of the aforementioned factors, our net income increased $2.1 million to $2.5 million in the three months ended September 30, 2006 from $0.4 million in the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales. Net sales increased $20.5 million, or 17.7%, to $135.9 million in the nine months ended September 30, 2006 from $115.4 million in the nine months ended September 30, 2005.

Sales of our composite fabrics, which are used in various applications including structural aircraft parts and interiors, represented approximately 32.4% and 33.5% of our total net sales for the nine months ended September 30, 2006 and 2005, respectively. Sales of these fabrics increased $5.4 million, or 13.9%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 as a result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics, which are used by industrial customers to control emissions into the environment, represented approximately 19.3% of our total net sales for the nine months ended September 30, 2006 and 2005. Sales of these fabrics increased $3.9 million, or 17.6%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase is due primarily to a higher value product mix and a price increase.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, represented approximately 15.1% and 8.3% of our total net sales for the nine months ended September 30, 2006 and 2005, respectively. Sales of these products increased $11.0 million, or 114.1%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to a price increase and continued increased purchases by customers who supply the U.S. military.

Sales of our insulation products, which are used for high temperature applications, represented approximately 5.9% of our net sales for the nine months ended September 30, 2006 as compared to 8.1% for the nine months ended September 30, 2005. Sales of insulation fabrics decreased $1.2 million, or 13.0%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due primarily to the end of a major automotive program.

Sales of our electronics fabrics, which are used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes represented approximately 17.2% and 19.4% of our total net sales over the nine months ended September 30, 2006 and 2005, respectively. Sales of electronic fabrics increased $1.0 million, or 4.4%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to increased demand in the U.S. market in the first three quarters of 2006. However, long-term sales of these fabrics will continue to be adversely affected by the movement of electronic industry production outside of North America, such as to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit Margins. Gross profit margins increased to 16.7% in the nine months ended September 30, 2006 from 14.6% in the nine months ended September 30, 2005, due primarily to higher capacity utilization combined with price increases in several product lines, partially offset by an accrual for a quality claim from one of our largest customers during the third quarter of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million to $9.4 million, or 6.9% of net sales, in the nine months ended September 30, 2006 from $7.5 million, or 6.5% of net sales, in the nine months ended September 30, 2005, due primarily to increased management fees, employee benefits and consulting fees paid to a financial advisor upon termination of its consulting agreement during the first nine months of 2006.

Operating Income. As a result of the aforementioned factors, operating income increased $3.8 million to $13.1 million, or 9.7% of net sales, in the nine months ended September 30, 2006, from $9.3 million, or 8.1% of net sales, in the nine months ended September 30, 2005.

Interest Expense. Interest expense decreased $0.3 million to $8.4 million, or 6.2% of net sales, in the nine months ended September 30, 2006 from $8.7 million, or 7.5% of net sales, in the nine months ended September 30, 2005.

Other (Income) Expense. Other income increased $1.9 million, or 1.3% of net sales, in the nine months ended September 30, 2006 from $0.1 million in other expense, or 0.0% of net sales, in the nine months ended September 30, 2005 due to the settlement of a class action lawsuit.

Income Taxes. The effective tax rate for the nine months ended September 30, 2006 and September 30, 2005 was 3.9% and 0.0%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes. As a result, income tax expense increased $0.3 million during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Net Income. As a result of the aforementioned factors, our net income increased $5.7 million to $6.3 million in the nine months ended September 30, 2006 from $0.6 million in the nine months ended September 30, 2005.

Balance Sheets

Accounts Receivable. Accounts receivable increased $3.5 million, or 21.6%, from December 31, 2005 to September 30, 2006. This increase was a result of the increased sales in the first nine months of 2006.

Inventory. Inventory increased $2.3 million, or 9.1%, from December 31, 2005 to September 30, 2006. This was mainly due to an increase in sales and manufacturing volumes in the first nine months of 2006.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $1.0 million, or 6.5%, from December 31, 2005 to September 30, 2006. This increase was primarily the result of an increase in trade payables due to an increase in manufacturing volume, accrued payroll and employee benefits offset by a decrease in accrued interest and the environmental reserve in the first nine months of 2006.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on our $83.5 million Senior Subordinated Notes ($83.9 million net of unamortized discount of $0.4 million), principal and interest payments on the WFF Loan, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity in January 2009. Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations, combined with availability under the WFF Loan, will be adequate to meet our liquidity needs for the next twelve months. However, this forward-looking statement is subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” included below.

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

As of September 30, 2006, amounts outstanding under the WFF Loan totaled $4.6 million, which consisted of $4.1 million under the term loan and $0.5 million under the revolver. As of September 30, 2006, we had not exercised the LIBOR Rate option on any of the outstanding borrowings on the term loan or the revolver. Interest rates as of September 30, 2006 under the LIBOR options were 8.82% and 8.57% on the term loan and revolver, respectively. Interest rates as of September 30, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan and revolver were 9.25%.

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

Availability under the revolver as of September 30, 2006 and November 5, 2006 was $16.7 million and $17.0 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of September 30, 2006 and November 5, 2006, the outstanding reserves totaled $1.8 million and $2.6 million, respectively.

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

The fair value of the Senior Subordinated Notes as of September 30, 2006 and December 31, 2005 was approximately $79.3 million and $84.5 million, respectively.

We are in compliance with all of the covenants and ratios under the WFF Loan and the indenture governing our Senior Subordinated Notes for all periods presented and expect to remain in compliance for the foreseeable future. However, this forward-looking statement is subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements”.

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

Net Cash Provided By Operating Activities. Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2006 compared with net cash provided by operating activities of $2.7 million for the nine months ended September 30, 2005 and was primarily the result of an increase in net income, offset by an increase in working capital.

Net Cash Used In Investing Activities. Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2006 compared with $1.6 million for the nine months ended September 30, 2005. Purchases of property, plant and equipment were $1.9 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Net Cash Used In Financing Activities. Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2006, compared with net cash used in financing activities of $1.2 million for the nine months ended September 30, 2005 and was primarily the result of an increase in payments on the revolver credit facility, a decrease in term loan payments and a decrease in the book overdraft.

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

The cleanup work has been divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management phase was completed during the second quarter of 2006. The Company has requested reimbursement, in the form of tax reductions, from the Town of Altavista for 80% of the costs borne in this project as the scope of work centers primarily on site utilities. After implementation of the remediation plan, the Company will re-establish various structures and paved areas so the site can resume work with an enhanced storm water system. A contractor has been selected and brought under agreement to complete the soil remediation phase. Work is anticipated to commence in the fourth quarter of 2006.

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

A reserve of $2.2 million for the environmental issues at the Altavista facility has been recorded at September 30, 2006 which reflects the accepted bid from the contractor for the soil remediation work of $1.9 million plus estimated additional expenses to be incurred for testing and post-cleanup reconstruction. Remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

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

In addition, a 1998 Phase Two Environmental Site Assessment at our Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, we are pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. We may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of September 30, 2006, we had a reserve of $0.1 million for the above-described environmental issues at the Cheraw facility.

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

Health Care Costs. Based on publicly available data, we currently expect health care costs to increase significantly for the foreseeable future, which will further increase our general and administrative costs and reduce our net income. Furthermore, because the average age of our employees and other covered persons is generally higher than other companies, we believe that the Company may be potentially exposed to relatively higher health care costs each year, particularly to the extent we are responsible for covering catastrophic health care costs up to the maximum annual coverage of $0.1 million per covered person. In addition, because we have a relatively small number of employees and a limited amount of annual net income, the occurrence of even a small amount of such catastrophic costs during any period would have a magnifying adverse impact on our net income during such period. As a result of the foregoing, even though we have undertaken and will continue to undertake a variety of measures to control increased health care costs, it is likely that our net income will decline in the future due to such expected increased costs unless otherwise offset by increased revenues or lower costs in other areas.

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

Looking ahead for the remainder of 2006:

•	Sales trends during October 2006 were comparable to the first nine months of 2006; however, sales are expected to decrease during the last quarter of the year, which is consistent with historical trends.

•	We plan to continue our efforts to maintain an inventory level consistent with sales.

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

We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings, to cover the periodic management services of certain Porcher Industries employees and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Philippe Porcher and Dorier. In connection with these arrangements with BGF Services, we incurred expenses of $0.5 million during the first nine months of 2006. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. We incurred $0.6 million in management fees for such services during the first nine months of 2006.

We purchase semi-finished and finished products from Porcher Industries and its affiliates. We purchased $2.0 million of these products in the first nine months of 2006. We sell finished goods and occasionally unfinished goods directly to Porcher and its affiliates. In the first nine months of 2006, we billed Porcher Industries and its affiliates $1.5 million for these goods. Porcher Industries billed us for commissions for sales of BGF’s products in Asia, Europe, and Australia of $0.1 million in the first nine months of 2006. We believe that prices and commissions paid or received by us for these transactions are comparable to those paid to third parties.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that fixed production overhead cost be allocated to units of production based on the normal capacity of each production facility. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe SFAS No. 151 has had a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe SFAS No.153 has had a material impact on our financial statements.

FIN 48, “Accounting for Uncertainty in Income Taxes,” was issued in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will adopt FIN 48 in the first quarter of 2007. We are continuing to evaluate the impact that adoption of FIN 48 may have on our results of operations, cash flows and financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements. However, based on the current funded status of our defined benefit pension and postretirement medical plans, the Company would be required to increase its total liability by $4.4 million for pension and postretirement medical benefits, which would result in an estimated decrease to stockholder’s equity of approximately $4.2 million, net of taxes, in the Company’s consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since the Company’s last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the consolidated financial statements at December 31, 2006.

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

•	As a result of our significant debt, we may not be able to meet our obligations or obtain additional financing for capital expenditures or other beneficial activities.

•	We may not be able to generate sufficient cash flow to meet our debt obligations, including making required payments on the Senior Subordinated Notes.

•	Because the WFF Loan is senior to and will mature prior to the Senior Subordinated Notes, we may not have enough assets left to pay the holders of our Senior Subordinated Notes.

•	The indenture governing the Senior Subordinated Notes limits our ability to incur additional debt, transfer or sell assets, and merge or consolidate.

•	Market downturns could reduce the demand for our products.

•	We compete in highly competitive markets and recent competition from Asia has reduced demand for our electronic heavyweight glass fiber fabrics and increased supply, which could result in lower sales.

•	Our operating performance is dependent upon a limited number of customers. A decrease in business from major customers could reduce cash available to make required payments under the Senior Subordinated Notes.

•	If we are not able to keep up with technological advances in the markets we serve or if our competitors introduce cost-effective alternatives to our products, we could experience declining sales or a loss of customers.

•	Our products may be viewed as commodities by our customers, which could lead to increased competition from foreign manufacturers.

•	In-sourcing of fabric manufacturing by our customers would reduce the demand for our products.

•	We may experience a decline in the supply of raw materials, which means we could have to pay higher prices for raw materials or we could be delayed in making our products.

•	Costs with respect to our ongoing environmental cleanup projects and monitoring projects at our Altavista and Cheraw facilities could be higher than anticipated, which would reduce our cash available to make required payments under our Senior Subordinated Notes.

•	We may be responsible for safety and health costs that could adversely affect our business, financial condition and results of operations and result in less cash available to make required payments under the Senior Subordinated Notes.

•	Our operations are subject to various hazards that may cause personal injury or property damage and increase our operating costs.

•	Health care expenses could be higher than anticipated, which would reduce our future net income.

•	Funding requirements of our pension plan could be higher than anticipated, which would reduce our future net income and liquidity.

•	Ongoing compliance with increasingly complex regulations governing companies that make voluntary filings with the SEC could increase our future selling, general and administrative expenses.

•	Conflicts of interest with our controlling equity holder could result in changes in our business that adversely affects our financial condition and results of operations.

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

The fair value of the Senior Subordinated Notes as of September 30, 2006 and November 1, 2006 was approximately $79.3 million and $80.1 million, respectively. If the interest rate on borrowings under our WFF Loan as of September 30, 2006 is 100 basis points higher or lower during the next 12 months, our annual interest rate expense would be increased or decreased $0.1 million. As of September 30, 2006, we were not party to any derivative financial instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and CFO, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our President and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

PART II - OTHER INFORMATION

Item 5. Other Information

As reported in our 2005 Annual Report on Form 10-K, all shares of our issued and outstanding common stock are held by NVH, Inc., which is a wholly owned subsidiary of Nouveau Verre Holdings, Inc., which is a wholly owned subsidiary of Porcher Industries S.A. The purpose of the information set forth in this section is to describe a transaction involving Nouveau Verre Holdings LLC (“NVH LLC”), which is a distinct and separate subsidiary of Nouveau Verre Holdings, Inc. The information contained herein has been provided to us by NVH LLC and we assume no responsibility for its accuracy or any duty to update or correct such information after the date hereof.

NVH LLC was previously the owner of 150,000 shares of common stock of AGY Holding Corp. Pursuant to the terms of a recent merger between AGY Holding Corp. and KAGY Holding Company Inc., all shares of AGY Holding Corp. owned by NVH LLC were converted into the right to receive cash in three installments. The first installment was paid to NVH LLC upon consummation of the merger in an amount of $21.8 million. The second installment of $0.5 million was paid during the third quarter of 2006. The third installment is expected to be paid promptly following May 31, 2007 upon the release of an indemnification escrow established pursuant to the terms of the merger agreement. Due to contingencies affecting the amount of the third installment, we are not able to predict the amount thereof.

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

Date: November 14, 2006