Form 10-K
period 2006-12-31
BGF INDUSTRIES INC
filed 2007-03-28
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☒     No  ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

There is no established trading market for the Common Stock of the registrant. All shares of Common Stock are held by an affiliate of the registrant. As of March 28, 2007, there were 1,000 shares of common stock outstanding.

BGF INDUSTRIES, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2006

EXPLANATORY NOTE

BGF Industries, Inc. (“BGF”) voluntarily files periodic reports with the SEC solely for the purpose of complying with Section 3.20 of the indenture governing its Senior Subordinated Notes. Because there are fewer than 300 holders of the Senior Subordinated Notes, the Company is no longer required by the federal securities laws to file such reports. Additionally, because it is not required to file such reports, the Company is not an “issuer” for purposes of the Sarbanes-Oxley Act of 2002.

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

In the course of our normal operations, we are engaged in various related party transactions. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Limited Number of Domestic Producers. We are one of a limited number of major domestic manufacturers of woven and non-woven fiber fabrics. Our major competitors in the global glass fabric weaving industry are Hexcel Corporation, Nitto Boseki (Japan) and Taiwan Glass (Taiwan). We and Hexcel Corporation are the primary manufacturers based in the United States. Direct imports of glass fiber fabrics into the U.S. have been increasing and the relocation of a large segment of the electronics industry to Asia has reduced demand for domestically produced glass fiber fabrics used in printed circuit boards.

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

Products and Markets

We sell our products primarily in the United States and focus on the following markets:

Commercial. Our glass fiber fabrics are used in commercial applications where fire resistance and dimensional stability are critical. Applications for these products include ceiling tile and acoustical facing fabrics, window coverings and movie screens. These sales represented 4.3% and 5.8% of our net sales in 2006 and 2005, respectively. Sales of our commercial fabrics were $7.7 million and $8.8 million in 2006 and 2005, respectively. Sales have decreased in this sector as a result of the displacement of glass fabrics by lower cost substitute materials.

Composites. Our glass, carbon and aramid fiber fabrics are used in various applications, including structural aircraft parts and interiors. Net sales of fabrics for composites were $57.3 million in 2006 and $50.6 million in 2005. These sales represented

32.3% and 33.1% of our net sales in 2006 and 2005, respectively. This increase is primarily the result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S. based aircraft manufacturers.

Construction. The fire resistant qualities of glass fiber fabrics make them a critical component of products used in the construction industry. Applications for these products include smoke and fire barrier curtains, roofing reinforcement, rubber mat backing and fabric structures, such as commercial tents and roofs. Sales of our construction fabrics were $9.6 million and $8.1 million in 2006 and 2005, respectively. These sales represented 5.4% and 5.3% of our net sales in 2006 and 2005, respectively. The increase in sales in this sector is due primarily to improving general economic conditions and increased demand for construction materials.

Electronics. We produce glass fiber fabrics for multi-layer and rigid printed circuit boards, coated fabrics and electronic tapes for use in the electronics industry. Buyers of our electronic fabrics are primarily based in North America. Sales of glass fabrics to the electronics industry were $29.9 million in 2006 and $29.4 million in 2005. These sales represented 16.9% and 19.2% of our net sales in 2006 and 2005, respectively. Sales of these fabrics have been adversely affected by the movement of electronic industry production outside of North America to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers and the consolidation of customers in the United States.

Filtration. We produce fabrics for high temperature dust filtration used by industrial customers to control emissions into the environment. Filter bags produced from our fabrics are sold to utilities, producers of asphalt and carbon black, cement plants and steel mills. Sales of our filtration fabrics were $35.9 million in 2006 and $29.7 million in 2005. These sales represented 20.3% and 19.4% of our net sales in 2006 and 2005, respectively. This increase is due primarily to a higher value product mix and a price increase.

Insulation. We produce materials for high-temperature, fire-resistant insulation. Applications for these products include insulation for joints, pipes, valves, transportation exhaust systems, heat shields and home appliances. Sales of our insulation products were $11.1 million and $11.7 million in 2006 and 2005, respectively. These sales represented 6.3% and 7.7% of our net sales in 2006 and 2005, respectively. The decline in sales of insulation products is due primarily to the completion of a major automotive program.

Protective. We produce protective fabrics that are used in various ballistics applications such as armored vehicles and personal protective armor. Sales of our protective fabrics were $25.5 million and $14.4 million in 2006 and 2005, respectively. These sales represented 14.4% and 9.4% of our net sales in 2006 and 2005, respectively. This increase is due primarily to increased purchases by customers who supply the U.S. military.

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

We have over 400 customers, including many leading companies in their respective industry segments, including Cytec Engineered Materials, GE Energy (formerly BHA), 3M Company, Composix, Saint Gobain, and W. L. Gore and Associates. We continually seek to strengthen and expand our relationships with our customers. Due to the stringent quality, delivery and performance standards demanded by many of our customers and the ultimate users of our products in various markets, our customers are increasingly moving toward collaborative arrangements among fabric producers, such as BGF, and their own customers. We believe that we are well positioned to benefit from this trend because of our strong competitive position within the industry, our investment in technical and manufacturing expertise and our long-term relationships with customers and suppliers. Our markets remain competitive, however, and this competitiveness is exemplified by continual and rapid technological change. To effectively compete, we must process and utilize extensive technological and manufacturing capabilities. We could face further competition if cost effective alternatives to glass, carbon or aramid fiber fabrics are developed.

One of our customers, Cytec Engineered Materials, accounted for 13.1% and 12.5% of our net sales in 2006 and 2005, respectively. Our top ten customers in 2006 and 2005 accounted for 51.8% and 45.4% of our net sales, respectively.

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

Research and Development

We maintain a modern, well-equipped research and development facility, located at our headquarters in Greensboro, North Carolina, that divides its efforts among developing new products and improving current products. The research and development facility is divided into seven state-of-the-art laboratories focusing on the following strategic areas of product development:

•	Applications and development;

•	Pilot processing;

•	Physical testing;

•	Composites development;

•	Microscopy;

•	Analytical testing; and

•	Filtration technology.

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

Raw Materials

The principal materials we use to manufacture our products are glass, aramid and carbon yarns. Our primary yarn suppliers are AGY Holding Corp. (“AGY”), Cytec Carbon Fibers, Dupont Company and PPG Industries. Advanced Glassfiber Yarns LLC filed for protection under Chapter 11 of the US Bankruptcy Code on December 10, 2002. On April 2, 2004, AGY Holding Corp. emerged from bankruptcy. We have not experienced any interruptions in our supply of materials from AGY. As part of AGY’s reorganization, AGY’s glass yarn operation at our South Hill lightweight fabrics facility was closed effective September 30, 2004 and our supply agreement with AGY, relating to this facility, was terminated. The closing of this facility has not affected our raw material supply of glass yarn. Porcher Industries, which owns BGF through NVH, Inc., a US holding company, previously owned a 51% interest in Advanced Glassfiber Yarns LLC. In conjunction with AGY’s emergence from bankruptcy in April 2004, Porcher Industries indirectly received a 15% interest in the newly emerged AGY entity, AGY Holding Corp., in exchange for entering into a supply agreement with AGY Holding Corp. through December 31, 2006. The supply agreement, which has been extended through 2009, provides BGF with an economic incentive, but not an obligation, to purchase yarn from AGY. On April 7, 2006, AGY Holding Corp was sold to a private equity investment firm. As a result Porcher Industries no longer retains an interest in AGY Holding Corp.

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

Employees

As of December 31, 2006, we employed approximately 864 full time and part time employees, 700 of which are hourly employees and 164 of which are paid on a salary basis. All of our employees are located in the United States. None of our employees are represented by a labor union.

During the first quarter of 2005, we eliminated nine salary positions at our South Hill multi-layer fabrics facility. This action was taken as a result of the continuing decline in the domestic electronics market, which has resulted in an indefinite suspension of our plan to expand our multi-layer facility in South Hill. This resulted in approximately $0.4 million of non-recurring severance costs. All of these costs were paid as of September 30, 2005. We recognized savings of approximately $0.6 million during 2006 as a result of the elimination of the salary positions.

Environmental Matters

The Company is in the final phases of an Environmental Protection Agency (“EPA”)-supervised self-implementing remediation program at its Altavista facility. The remediation program has been conducted under EPA rules at 40 C.F.R. §761.61, promulgated under the Toxic Substances Control Act, that set forth self-implementing cleanup standards for certain contamination by polychlorinated biphenyls, or “PCBs.” PCBs were discovered at the Altavista facility during a 1998 environmental site assessment, and the EPA was notified. These PCBs were initially identified in the area of the former location of a heat transfer oil tank that the previous owner of the facility had removed before Porcher Industries acquired the Company in 1988. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, in groundwater, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the Town of Altavista’s water treatment plant. Interim measures were taken in 1999 and 2000, and have been taken periodically since then, to control PCB migration and minimize exposure.

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

The remediation plan was generally designed to achieve PCB levels in remaining soils within the area covered by the plan at or below 25 parts per million (ppm), which is consistent with standards set forth in the EPA rules for “low occupancy” sites. The remediation plan covered property owned by the Company and off-site areas owned by third parties, including the portion of the drainage ditch running from the property off-site to the western edge of adjacent railroad tracks. The portion of the drainage ditch east of the railroad tracks was not included within the scope of the voluntary cleanup. Although this eastern portion of the drainage ditch generally exhibited significantly lower PCB levels than were present in the western portion of the drainage ditch, the exclusion of this area means that soils and/or sediments with PCBs above 25 ppm will remain in this area even after completion of the plan.

The cleanup was divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management phase was completed during the second quarter of 2006. The Company has requested reimbursement from the Town of Altavista for 80% of the costs borne in this project as the scope of work centers primarily on site utilities. The Town of Altavista has agreed to a total reimbursement of $0.4 million, which is to be paid in equal installments over the next seven years. Payments began in January 2007. A discounted receivable of $0.3 million has been recorded at December 31, 2006. The soil remediation phase of the cleanup started in November 2006 and was completed in March 2007. The reconstruction phase has begun following completion of the soil remediation. The Company plans to place deed restrictions on the Altavista property, including restrictions limiting the property’s use consistent with a “low occupancy area” within the meaning of the EPA rules.

The implementation of the remediation plan has not completely eliminated PCBs from the area subject to the plan; as noted above, the plan is designed to achieve PCB levels in remaining soils at or below 25 ppm. Further, the remediation plan itself provided for contingencies under which PCBs would remain in place above 25 ppm. While future EPA and/or the Virginia

Department of Environmental Quality (“DEQ”) enforcement actions could potentially require further cleanup of the site, the Company’s voluntary remediation program has lessened the likelihood of such enforcement actions.

A reserve of $2.1 million for the environmental issues at the Altavista facility has been recorded at December 31, 2006 which reflects the accepted bid from the contractor for the soil remediation work of $2.3 million plus estimated additional expenses to be incurred for testing and post-cleanup reconstruction. The reserve has been reduced by expenses incurred to date. Remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

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

Completion of the remediation plan has addressed impacted soils at the site but will not preclude possible further action by the EPA under other environmental statutes and rules or by Virginia. The Company is aware that the DEQ is calculating Total Maximum Daily Loads (TMDLs) for pollutants in water bodies. Samples have been taken for PCBs over large expanses of the Staunton River into which the storm water discharges. It is not certain whether DEQ’s sampling may result in additional claims regarding areas downstream of the Company’s property including in the portion of the drainage ditch east of the railroad track or in the Staunton River.

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. The Company may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of December 31, 2006 and December 31, 2005, the Company had a reserve of $0.1 million for the above-described environmental issues at the Cheraw facility.

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

We have substantial outstanding indebtedness. As of December 31, 2006, we had approximately $5.8 million outstanding under our five-year financing agreement with Wells Fargo Foothill (the “WFF Loan”), which bears interest at variable rates. The lender under the WFF Loan has a first priority, perfected security interest in our assets. In addition, the original amount of the Senior Subordinated Notes issued was $100.0 million, of which $83.9 million in face amount before discount remains outstanding as of December 31, 2006. The Senior Subordinated Notes bear an interest rate of 10.25%.

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

We have $83.9 million principal balance of outstanding Senior Subordinated Notes as of December 31, 2006. We have reduced the total principal amount of our outstanding debt from $112.6 million at December 31, 2001 to $89.7 million at December 31, 2006. This $22.9 million reduction in outstanding principal debt balances was funded through $16.2 million in non-recurring tax refunds in 2002 and 2003 and $6.7 million of cash flows from operations throughout the five-year period.

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

Effective December 1, 2006, the WFF Loan requires us to generate at least $15.0 million of EBITDA during each trailing 12-month period. Events beyond our control may prevent us from complying with this requirement. If we breach any of the covenants in the WFF Loan, or if we are unable to comply with the minimum EBITDA requirement, we may be in default under the WFF Loan. If we default under the WFF Loan, the lender can declare all borrowings outstanding, including accrued interest and other fees, due and payable. If we use all of our available cash to repay borrowings under the WFF Loan, we may not be able to make payments on the Senior Subordinated Notes.

Market downturns could reduce the demand for our products.

We sell our products for use in a wide range of applications in the electronics, composites, filtration, commercial, insulation and construction markets. Any downturn in these markets, which are susceptible to cyclical and general economic downturns, would reduce demand for our products. A reduction in the overall demand will likely result in increased competition for customers. If we fail to meet satisfactorily the challenges of increased competition, our business, financial condition and results of operations could be adversely affected.

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

We compete in highly competitive markets and recent competition from Asia has reduced demand for our electronic glass fiber fabrics and increased supply, which could result in lower sales.

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

The Company is in the final phases of an Environmental Protection Agency (“EPA”)-supervised self-implementing remediation program at its Altavista facility. The remediation program has been conducted under EPA rules at 40 C.F.R. §761.61, promulgated under the Toxic Substances Control Act, that set forth self-implementing cleanup standards for certain contamination by polychlorinated biphenyls, or “PCBs.” PCBs were discovered at the Altavista facility during a 1998 environmental site assessment, and the EPA was notified. These PCBs were initially identified in the area of the former location of a heat transfer oil tank that the previous owner of the facility had removed before Porcher Industries acquired the Company in 1988. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, in groundwater, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the Town of Altavista’s water treatment plant. Interim measures were taken in 1999 and 2000, and have been taken periodically since then, to control PCB migration and minimize exposure.

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

The remediation plan was generally designed to achieve PCB levels in remaining soils within the area covered by the plan at or below 25 parts per million (ppm), which is consistent with standards set forth in the EPA rules for “low occupancy” sites. The remediation plan covered property owned by the Company and off-site areas owned by third parties, including the portion of the drainage ditch running from the property off-site to the western edge of adjacent railroad tracks. The portion of the drainage ditch east of the railroad tracks was not included within the scope of the voluntary cleanup. Although this eastern portion of the drainage ditch generally exhibited significantly lower PCB levels than were present in the western portion of the drainage ditch, the exclusion of this area means that soils and/or sediments with PCBs above 25 ppm will remain in this area even after completion of the plan.

The cleanup was divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management phase was completed during the second quarter of 2006. The Company has requested reimbursement from the Town of Altavista for 80% of the costs borne in this project as the scope of work centers primarily on site utilities. The Town of Altavista has agreed to a total reimbursement of $0.4 million, which is to be paid in equal installments over the next seven years. Payments began in January 2007. A discounted receivable of $0.3 million has been recorded at December 31, 2006. The soil remediation phase of the cleanup started in November 2006 and was completed in March 2007. The reconstruction phase has begun following completion of the soil remediation. The Company plans to place deed restrictions on the Altavista property, including restrictions limiting the property’s use consistent with a “low occupancy area” within the meaning of the EPA rules.

The implementation of the remediation plan has not completely eliminated PCBs from the area subject to the plan; as noted above, the plan is designed to achieve PCB levels in remaining soils at or below 25 ppm. Further, the remediation plan itself provided for contingencies under which PCBs would remain in place above 25 ppm. While future EPA and/or the Virginia Department of Environmental Quality (“DEQ”) enforcement actions could potentially require further cleanup of the site, the Company’s voluntary remediation program has lessened the likelihood of such enforcement actions.

A reserve of $2.1 million for the environmental issues at the Altavista facility has been recorded at December 31, 2006 which reflects the accepted bid from the contractor for the soil remediation work of $2.3 million plus estimated additional expenses to be incurred for testing and post-cleanup reconstruction. The reserve has been reduced by expenses incurred to date. Remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

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

Completion of the remediation plan has addressed impacted soils at the site but will not preclude possible further action by the EPA under other environmental statutes and rules or by Virginia. The Company is aware that the DEQ is calculating Total Maximum Daily Loads (TMDLs) for pollutants in water bodies. Samples have been taken for PCBs over large expanses of the Staunton River into which the storm water discharges. It is not certain whether DEQ’s sampling may result in additional claims regarding areas downstream of the Company’s property including in the portion of the drainage ditch east of the railroad track or in the Staunton River.

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. The Company may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of December 31, 2006 and December 31, 2005, the Company had a reserve of $0.1 million for the above-described environmental issues at the Cheraw facility.

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

Substantially all of our eligible employees have also elected to participate in our defined benefit pension plan. Because pension obligations are ultimately settled in future periods, the determination of our annual pension expense and pension liabilities is subject to estimates and assumptions, such as the discount rate, which are reviewed annually and are based on current rates and trends. Due to historically low interest rates, we have had to make higher cash contributions to maintain the funded status of this plan. We expect this trend may continue in the future, which we would fund using cash flows from operations or borrowings under the WFF Loan. We cannot predict whether investment returns will be sufficient to fund all of our future retirement benefits. To the extent our pension plan assets are not sufficient to fund future retirement benefits for our employees, the average age of which is relatively higher than other companies, we would be required to fund any shortfall using cash generated by our operations. Furthermore, at any time, the federal laws governing pension plans or the administrative interpretations of those laws may be amended in a manner that could increase our pension plan costs and liabilities.

Ongoing compliance with increasingly complex regulations governing companies that make voluntary filings with the SEC will likely increase our future selling, general and administrative expenses.

The indenture governing our Senior Subordinated Notes requires us to make filings with the SEC even though we otherwise would not be required to do so. As a result, we regularly incur many of the same legal, accounting and other related costs incurred by larger public companies to ensure compliance with the rules and regulations of the SEC and other applicable legislation. Because our overall revenues are relatively lower than such other large companies, such administrative costs tend to have a disproportionate impact on our profit margins. These costs will likely increase in the future, particularly if voluntary filers such as us are required to evaluate the effectiveness of our internal control over financial reporting and obtain a related report and attestation from our independent auditor.

We may have conflicts of interest with our controlling equity holder that could result in changes in our business that could adversely affect our financial condition and results of operations.

We are a wholly owned subsidiary of Porcher Industries, S.A. through NVH, Inc., a U.S. holding company. We have ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, NVH, Inc. and wholly-owned subsidiaries of NVH, Inc., including Glass Holdings LLC, as well as other affiliates of Porcher Industries. The Porcher family, which controls Porcher Industries, has the power to elect all of our directors and appoint new management. Consequently, the Porcher family has the ability to control our policies and operations. The Porcher family also controls companies in Europe and Asia, which manufacture products competitive to ours. Further, subject to compliance with applicable provisions of the indenture, we may enter into transactions with Porcher Industries or its affiliates that could conflict with the interests of holders of the Senior Subordinated Notes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and/or lease four manufacturing facilities, a research and development facility, corporate offices, a distribution center and several warehouses. We believe that these facilities are suitable for manufacturing the products we offer and have capacities appropriate to meet existing production requirements. The following table sets forth a description of our facilities as of December 31, 2006.

Facility	Use	Est. Sq. Ft.	Leased or Owned
Greensboro, North Carolina (1)	Headquarters; Research and Development facility	36,000	Leased
Altavista, Virginia	Weaving glass fiber and aramid fibers	399,000	Owned
South Hill, Virginia (2)	Weaving heavyweight glass fibers	147,000	Owned
South Hill, Virginia (3)	Weaving lightweight glass fibers	264,000	Owned
Cheraw, South Carolina	Weaving carbon fibers	76,000	Owned
Altavista, Virginia	Warehouse	101,000	Leased
Altavista, Virginia (4)	Warehouse and manufacturing non-woven	251,000	Leased
Altavista, Virginia (5)	Warehouse	18,350	Leased
Los Angeles, California	Warehouse	20,000	Leased

(1)	In November 2002, we sold this building and entered into a lease agreement. Under this lease agreement, we have an option to repurchase this facility.
(2)	In October 2002, we closed this heavyweight fiber fabrics facility and consolidated operations with our South Hill, Virginia lightweight fiber fabrics facility. In September 2004, we designated the land and building at this facility as an asset held for sale. These assets have a net book value as of December 31, 2006 and December 31, 2005 of $0.3 million and have been reclassified as other current assets.
(3)	This lightweight fiber fabrics facility includes an unfinished 136,000-square foot building. In the fourth quarter of 2005, we determined that there is no actual useful life of this building because we are very unlikely to finish and use this building. Further, we do not believe that potential buyers could be found as a result of the location of the building and the fact that it is unfinished. As a result, we have depreciated this asset to its estimated residual value of $0.4 million. The residual value is based on an appraisal obtained from a third party. The effect of this change in estimate, based on a net book value of $5.3 million prior to the adjustment, was to increase depreciation expense in the fourth quarter 2005 by $4.9 million and decrease gross profit and operating income in the fourth quarter by $4.9 million.
(4)	In October 2003, we entered into a lease in Altavista, Virginia for additional warehousing space. In 2004, we converted part of this space into a new manufacturing facility in order to expand capacity for our non-woven fabric products. We have consolidated several of our other leased warehouses into this new warehouse.
(5)	In March 2006, we entered into a lease in Altavista, Virginia for additional warehousing space on a temporary basis to store cloth while new shelving was being installed. The lease is on a month-to-month basis and we are expected to lease the space until August 2007.

Item 3.	Legal Proceedings

We are a party to various legal proceedings arising in the ordinary course of business. None of these proceedings are expected to have a material adverse effect on our business, financial condition, liquidity or results of operations. See also “Item 1. Business—Environmental Matters.”

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

There is no established trading market for BGF’s common stock. All shares of BGF’s issued and outstanding common stock are held by NVH, Inc., which is a wholly owned subsidiary of Nouveau Verre Holdings, Inc., which is a wholly owned subsidiary of Porcher Industries, S.A.

We did not declare any dividends or make any distributions on our common stock in 2006. Further, we have no commitment or current plans to make dividends or other distributions in 2007 and our financing obligations restrict our ability to pay dividends or other distributions.

We have no equity compensation plans and have not repurchased any of our equity securities.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial information derived from our audited consolidated financial statements for the five-year period ended December 31, 2006. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and related notes and other financial information included elsewhere in this Report.

	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002
	(in thousands)
Statement of Operations Data:
Net sales	$177,372	$152,904	$155,842	$125,097	$130,862
Cost of goods sold(1)	148,077	136,275	130,197	107,459	128,418

Gross profit	29,295	16,629	25,645	17,638	2,444
Selling, general and administrative expenses	12,146	10,161	10,743	8,469	13,765
Restructuring charges (2)	—	—	—	—	250
Asset impairment charge	367	—	712	—	5,816

Operating income (loss)	16,782	6,468	14,190	9,169	(17,387)
Interest expense	11,029	11,333	12,025	13,812	13,926
Other (income) loss, net	(1,804)	40	268	(1,207)	97,699

Income (loss) before taxes and cumulative change in accounting principle	7,557	(4,905)	1,897	(3,436)	(129,012)
Income tax expense	596	30	16	—	6,835

Income (loss) before effect of cumulative change in accounting principle	6,961	(4,935)	1,881	(3,436)	(135,847)
Cumulative effect of change in accounting principle	—	—	—	—	(4,726)

Net income (loss)	$6,961	$(4,935)	$1,881	$(3,436)	$(140,573)

	December 31, 2006		December 31, 2005	December 31, 2004		December 31, 2003	December 31, 2002
	(in thousands)
Other Data:
Depreciation and amortization (3)	$4,765		$10,018	$5,494		$6,039	$8,240
Capital Expenditures	3,028		2,644	2,442		1,985	1,681
Cash flows from operating activities	9,531		7,242	1,132		8,356	9,619
Cash flows from investing activities	(2,679)		(2,291)	(2,395)		(1,956)	(1,094)
Cash flows from financing activities	(3,208)		(4,951)	(2,701)		(3,607)	(7,376)
Ratio of earnings to fixed charges (4)	1.7	x	—	1.2	x	—	—

Balance sheet data (at period end):
Total assets	$83,654		$77,510	$89,944		$89,328	$95,511
Current debt (5)	1,200		4,200	7,700		1,200	111,356
Long-term debt (5)	88,100		87,255	88,982		98,968	—
Total debt	89,300		91,455	96,682		100,168	111,356
Stockholder’s deficit	(33,121)		(41,462)	(35,199)		(37,942)	(46,115)

(1)	Our lightweight fiber fabrics facility in South Hill, VA includes an unfinished 136,000-square foot building. In the fourth quarter of 2005, we determined that there is no actual useful life of this building because we are very unlikely to finish and use this building. Further, we do not believe that potential buyers could be found as a result of the location of the building and the fact that it is unfinished. As a result, we have depreciated this asset to its estimated residual value of $0.4 million. The residual value is based on an appraisal obtained from a third party. The effect of this change in estimate, based on a net book value of $5.3 million prior to the adjustment, was to increase depreciation expense in the fourth quarter 2005 by $4.9 million and decrease gross profit and operating income in the fourth quarter by $4.9 million.
(2)	Represents costs associated with terminated employees in connection with restructuring plans.
(3)	Amounts do not include amortization of debt issuance costs and original issue discount, which is included in interest expense.
(4)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income before taxes and changes in accounting principles and fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issuance costs and one-third of rental expense (the portion deemed representative of the interest factor). For the years ended December 31, 2005, 2003 and 2002, our earnings were insufficient to cover fixed charges by $16.6 million, $17.5 million and $143.2 million, respectively.
(5)	In 2002, all of our outstanding short and long-term debt was classified as a current liability due to the significant deterioration in our operations and liquidity. The long-term portion of our outstanding debt was reclassified as long-term debt for 2003, 2004, 2005 and 2006 due to improving cash flows from operations and liquidity beginning in 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our financial statements and related notes contained in this Report. The forward-looking statements under this section are subject to risks and uncertainties that exist in our operations and business environment. See “Forward-Looking Statements” and “Item 1A. Risk Factors” included elsewhere in this Annual Report.

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

Substantially all of our eligible employees have also elected to participate in our defined benefit pension plan. Because pension obligations are ultimately settled in future periods, the determination of our annual pension expense and pension liabilities is subject to estimates and assumptions, such as the discount rate, which are reviewed annually and are based on current rates and trends. Due to historically low interest rates, we have had to make higher cash contributions to maintain the funded status of this plan. We cannot predict whether investment returns will be sufficient to fund all of our future retirement benefits. To the extent our pension plan assets are not sufficient to fund future retirement benefits for our employees, the average age of which is relatively higher than other companies, we would be required to fund any shortfall using cash generated by our operations.

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

Critical Accounting Policies

We have selected accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, engineers, lawyers and actuaries to assist in our evaluation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our financial statements:

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

•

Employee Benefits. We sponsor a defined benefit pension plan as a retirement benefit for eligible employees. Because pension obligations will ultimately be settled in future periods, the determination of annual pension expense and pension liabilities is subject to estimates and assumptions. The principal assumptions used in our estimations are summarized in Note 12 of the financial statements. We review these assumptions annually and modify them based on current rates and trends.

One of the critical assumptions in the actuarial model that is used to calculate our annual pension expense is the discount rate. The rate we use is based on market rates for highly rated corporate debt instruments at our annual valuation date. The discount rate is used to estimate the present value of our future benefit obligation as of the valuation date. A lower discount rate used in the actuarial model has resulted in a higher present value of benefit obligations and in a higher pension expense for the year ended December 31, 2006 from 2005 but did not result in a higher liability at year end because of company contributions and favorable returns on plan assets. Differences between actual results and actuarial assumptions are accumulated and amortized over future periods.

We have a postretirement benefit plan that covers substantially all of our employees. Upon attainment of age fifty-five and ten years of continuous service, an employee may elect to retire. Employees eligible to retire may choose to purchase postretirement health benefits, including medical and dental coverage. Critical assumptions used in the actuarial calculation of our postretirement benefit obligation include the discount rate and the assumed health care cost trend rate. See Note 12 of the financial statements.

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

•

Deferred Tax Assets Valuation. We record a deferred tax asset or liability when the tax effects of temporary differences result in such balances. A valuation allowance is recorded if it is more likely than not that some or all of the deferred tax assets will not be realized. During the second quarter 2002, due to our poor operating performance and related liquidity constraints, we recorded a full valuation allowance against our deferred tax assets. During subsequent years, we have continued to fully reserve for deferred tax assets generated in those periods, primarily net operating loss carry-forwards, due to the uncertainty associated with the recognition of those deferred tax assets.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	83.5	89.1	83.5

Gross profit	16.5	10.9	16.5
Selling, general and administrative expenses	6.8	6.6	6.9
Asset impairment charge	.2	—	0.5

Operating income	9.5	4.3	9.1
Other (income) expenses:
Interest expense	6.2	7.4	7.8
Other (income) expense, net	(1.0)	—	0.1

Income (loss) before income taxes	4.3	(3.1)	1.3
Income tax expense	3	—	—

Net income (loss)	4.0%	(3.1)%	1.2%

Adjusted EBITDA (“EBITDA”) herein is defined as net income (loss) before interest expense, income taxes, depreciation, amortization, extraordinary loss and non-recurring charges. We believe EBITDA is a useful financial performance measure of adjusted earnings for us and is a complement to net income and other financial performance measures provided in accordance with GAAP. We use EBITDA to measure the financial performance of our business because it excludes expenses such as depreciation, amortization, income taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding depreciation and amortization expense, which can vary from asset to asset based on a variety of factors unrelated to our financial performance, we can more accurately assess the financial performance of our business. Our lenders also use EBITDA as a measure of our performance and covenant compliance.

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

	2006	2005	2004	2003	2002
Net income (loss)	$6,961	$(4,935)	$1,881	$(3,436)	$(140,573)
Depreciation and amortization	4,765	10,018	5,494	6,039	12,966
Interest	11,029	11,333	12,025	13,812	13,926
Income taxes	596	30	16	—	6,835

Non-cash non-recurring charges:
Reserve on loan to parent	—	—	—	—	97,711
Asset impairment charge	367	—	712	—	5,816
Retirement settlement charge	—	—	—	—	1,386

Adjusted EBITDA	$23,718	$16,446	$20,128	$16,415	$(1,933)

2006 Compared to 2005

Net Sales. Net sales increased $24.5 million, or 16.0%, to $177.4 million in 2006 from $152.9 million in 2005.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, represented 14.4% and 9.4% of our total net sales in 2006 and 2005, respectively. Sales of protective fabrics increased $11.0 million, or 76.7%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005, due primarily to increased purchases by customers who supply the U.S. military.

Sales of composite fabrics, which are used in various applications, including structural aircraft parts and interiors, have represented approximately one-third of our total net sales over the past two years. Sales of these fabrics increased $6.6 million, or 13.1%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005 as a result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics used by industrial customers to control emissions into the environment have represented 20.3% and 19.4% of our total net sales in 2006 and 2005, respectively. Sales of these fabrics increased $6.2 million, or 21.0%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase is due primarily to a higher value product mix and a price increase.

Sales of our construction fabrics used for applications such as smoke and fire barrier curtains, roofing reinforcement, and other construction type products have represented less than 10% of our total net sales over the past two years. Sales of these fabrics increased $1.5 million, or 17.9%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase is due primarily to improving general economic conditions and increased demand for construction materials.

Sales of our commercial fabrics used in applications where fire resistance and dimensional stability are critical have represented less than 10% of our total net sales over the past two years. Sales of these fabrics decreased $1.2 million, or 13.4% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This decrease is due to the displacement of glass fabrics by lower cost substitute materials.

Sales of our insulation products, used for high temperature products, have represented less than 10% of our total net sales during the past two years. Sales of insulation fabrics decreased $0.7 million, or 5.6%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due primarily to the end of a major automotive program.

Sales of our electronics fabrics used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes represented 16.9% and 19.2% of our total net sales in 2006 and 2005, respectively. Buyers of our electronic fabrics are primarily based in North America. Sales of electronic fabrics increased $0.5 million, or 1.9%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to increased demand in the U. S. market. However, long-term sales of these fabrics will continue to be adversely affected by the movement of electronic industry production outside North America to lower-cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit. Gross profit margins increased to 16.5% in 2006 from 10.9% in 2005 due primarily to higher capacity utilization combined with price increases in several product lines during 2006. In the fourth quarter of 2005, we determined that there was no actual useful life of an unfinished 136,000-square foot building in our lightweight fiber fabrics facility in South Hill, VA because we are very unlikely to finish and use this building. Further, we did not believe that potential buyers could be found as a result of the location of the building and the fact that it is unfinished. As a result, we depreciated this asset to its estimated residual value of $0.4 million. The residual value was based on an appraisal obtained from a third party. The effect of this change in estimate, based on a net book value of $5.3 million prior to the adjustment, was to increase depreciation expense in the fourth quarter of 2005 by $4.9 million and decreased gross profit and operating income in the fourth quarter of 2005 by $4.9 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.9 million to $12.1 million, or 6.8% of net sales in 2006, from $10.2 million or 6.6% of net sales, in 2005. This was primarily due to an increase in employee benefits, management fees and consulting fees.

Asset Impairment Charges. In 2006, we recognized a $0.4 million asset impairment charge related to machinery and equipment held at our South Hill heavyweight fabrics facility. During the fourth quarter of 2006, an agreement was reached to give the related equipment to an affiliate. As a result, the equipment was written down to zero. In 2005, we had no asset impairment charges.

Operating Income. As a result of the aforementioned factors, operating income increased $10.3 million to $16.8 million, or 9.5% of net sales, in 2006 from $6.5 million, or 4.3% of net sales, in 2005.

Other (Income) Expense. Other income increased to $1.8 million, or 1.0% of net sales, in 2006 from $.04 million, or 0% of net sales, in 2005. The increase is due to the settlement of a class action lawsuit during the third quarter of 2006.

Interest Expense. Interest expense decreased $0.3 million to $11.0 million, or 6.2% of net sales, in 2006 from $11.3 million, or 7.4% of net sales, in 2005, due to the decrease in the total amount of debt outstanding under the WFF Loan partially offset by an increase in interest rates.

Income Tax Expense (Benefit). The effective tax rates in 2006 and 2005 were 7.9% and (0.6%), respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes. As a result, income tax expense increased $0.6 million for the year ended December 31, 2006 over the year ended December 31, 3005.

Net Income (Loss). As a result of the aforementioned factors, net income increased $11.9 million to a net income of $7.0 million in 2006 from a net loss of $4.9 million in 2005.

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

Sales of our insulation products, used for high temperature products, have represented approximately 10% of our total net sales during the past several years, but began to decline in 2005. Sales of insulation fabrics decreased $3.8 million, or 24.4%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004 due primarily to the completion of a major automotive program as well as a 30% reduction in purchases by a customer for major appliance applications, who previously accounted for approximately 17% of sales of our insulation products. This customer has begun to satisfy its product needs with in-sourced manufacturing.

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

Income Tax Expense (Benefit). The effective tax rates in 2005 and 2004 were (0.6%) and 0.0%, respectively. Due to the fact that we have a full valuation allowance against our deferred tax assets, we did not realize a tax benefit or incur a tax expense for the years ended December 31, 2005 and December 31, 2004. We incurred minimal state tax expense in 2005 and 2004.

Net Income (Loss). As a result of the aforementioned factors, net income decreased $6.8 million to a net loss of $4.9 million from a net income of $1.9 million in 2004.

Balance Sheets – December 31, 2006 Compared to December 31, 2005

Accounts Receivable. Accounts receivable decreased $0.5 million, or 3.0%, from December 31, 2005 to December 31, 2006. This decrease was a result of the collection of several large past due customer balances.

Inventory. Inventory increased $5.4 million, or 21.7%, from December 31, 2005 to December 31, 2006. This increase was a result of an increase in sales and manufacturing volumes in 2006.

Other Current Assets. Other current assets increased $0.6 million, or 435.4%, from December 31, 2005 to December 31, 2006. This increase was primarily the result of an increase in other miscellaneous receivables and prepaid expenses.

Net Property, Plant and Equipment. Net property, plant and equipment decreased $2.3 million, or 7.4%, from December 31, 2005 to December 31, 2006. The net decrease is primarily the result of depreciation expense of $4.8 million offset by capital expenditures of $3.0 million in 2006.

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

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $3.1 million, or 18.9%, from December 31, 2005 to December 31, 2006. This increase was primarily the result of an increase in trade payables due to higher volumes as well as increased purchases of yarn at year end in order to guarantee availability of the product and to take advantage of lower costs prior to anticipated price increases and employee benefits due to the accrual of a profit sharing distribution for 2006.

Long Term Debt. Long-term debt increased $0.8 million from December 31, 2005 to December 31, 2006. In 2006, we did not repurchase any of our Senior Subordinated Notes, but repaid approximately $1.5 million of debt outstanding under the WFF Loan offset by a reload of the term loan of $2.2 million. In 2005, we repurchased $2.8 million principal amount of our Senior Subordinated Notes and repaid approximately $1.8 million of debt outstanding under the WFF Loan offset by a reload of the term loan of $2.8 million.

Post Retirement and Pension Obligations. Post retirement and pension obligations decreased $2.3 million, or 35.0%, from 2005 to 2006. This decrease was primarily due to an increase in plan assets due to investment performance as well as a Company contribution of $2.4 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on the $83.5 million principal amount of our outstanding Senior Subordinated Notes ($83.9 million net of unamortized discount of $0.4 million), principal and interest payments on the WFF Loan, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity in January 2009. Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations, together with availability under the WFF Loan, will be adequate to meet our liquidity needs for the next twelve months. However, this forward-looking statement is subject to risks and uncertainties. See “Forward-Looking Statements” and “Item 1A. Risk Factors”.

On June 6, 2003, we entered into the five-year financing agreement with WFF. The WFF Loan is guaranteed by our parent, NVH, Inc., BGF Services, Inc. and Glass Holdings LLC. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs as well as retire other outstanding debt. The WFF Loan matures on the earlier of February 28, 2010 or the date that is 180 days prior to the maturity date of the Senior Subordinated Notes. Because the Senior Subordinated Notes are scheduled to mature on January 15, 2009, we expect to be required to refinance the WFF Loan no later than July 18, 2008. We have not reserved funds nor do we expect to generate sufficient cash flow from operations to repay amounts outstanding under the WFF Loan by July 18, 2008. See “Item 1A. Risk Factors-Because the WFF Loan is senior to and will mature prior to the Senior Subordinated Notes, we may not have enough assets left to pay the holders of our Senior Subordinated Notes.”

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

On October 31, 2005, we executed an amendment to the WFF Loan to increase our cap on capital expenditures to $3.5 million annually. The amendment was deemed effective as of June 30, 2005.

On December 1, 2006, we entered into an amendment to the WFF Loan. The amendment provided for the following: (1) increased the maximum facility size to $27.0 million; (2) reloaded the term loan back to $6.0 million; (3) increased the maximum revolver credit line to $21.0 million; (4) increased the minimum EBITDA requirements for financial covenants to not less than $15.0 million calculated on a trailing 12 month basis; (5) reduced the spread on interest rates by approximately 100 basis points; and (6) increased the annual cap on capital expenditures to $4.5 million.

The WFF Loan, as amended, has a maximum revolver credit line of $21.0 million with a letter of credit sub-line of $4.0 million, an inventory sub-line of $10.0 million and a term loan of $6.0 million, of which the principal was fully funded at the amendment date and is being amortized over 60 months.

WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10.0 million or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 2.25% or the Wells Fargo Prime Rate (RR) + 0.00% for the revolver if the trailing twelve month EBITDA exceeds $20.0 million with a 25 basis points increase if the trailing twelve months EBITDA exceeds $17.0 million but is less than or equal to $20.0 million and a further 25 basis points increase if the trailing twelve months EBITDA is less than or equal to $17.0 million; (3) borrowing rates of LIBOR + 2.5% or RR + .25% for the term loan with, at all times, a minimum rate of 5% for both facilities; and (4) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a $4.5 million cap on annual capital expenditures; and (iv) an early termination fee.

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

As of December 31, 2006, amounts outstanding under the WFF Loan totaled $5.8 million, which consisted solely of $5.8 million under the term loan. As of December 31, 2005, amounts outstanding under the WFF Loan totaled $8.1 million and consisted of $5.1 million under the term loan and $3.0 million under the revolver. As of December 31, 2006, we had not exercised the LIBOR Rate option on any of the outstanding borrowing amounts. The interest rate as of December 31, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan was 8.5%. Interest rates on the amounts outstanding under the term loan and revolver as of December 31, 2005 were 8.0%.

Availability under the revolver as of December 31, 2006 and March 12, 2007 was $14.7 million and $20.7 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $0.2 million per week and is reset to $0 when such payment is made. As of December 31, 2006 and March 12, 2007, the outstanding reserves totaled $4.0 million and $1.5 million, respectively.

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The indenture governing the Senior Subordinated Notes does not allow us to pay dividends or distributions on our outstanding capital stock (including to our parent) and limits or restricts our ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate. In particular, we are prohibited from incurring additional debt or making certain additional investments unless we maintain a consolidated fixed charge coverage ratio of greater than 2.0 to 1.0. The indenture permits the trustee or the holders of 25% or more of the Senior Subordinated Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $5.0 million of our other debt, such as the WFF Loan. The original amount of the Senior Subordinated Notes issued was $100.0 million, of which $83.9 million in face amount remains outstanding as of December 31, 2006.

No Senior Subordinated Notes were repurchased in 2006.

In 2005, we purchased $2.9 million (face value) of Senior Subordinated Notes for $2.8 million plus accrued interest of $0.1 million. This transaction resulted in a gain on extinguishment of debt of $0.1 million. The Senior Subordinated Note purchase was funded by a combination of cash provided by operations and borrowings under the WFF Loan.

The fair value of the Senior Subordinated Notes as of December 31, 2006 and December 31, 2005 was approximately $81.4 million and $84.5 million, respectively.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $9.5 million for 2006, compared with $7.2 million in 2005. The increase was primarily the result of an increase in net income, offset by an increase in working capital.

Net Cash Used in Investing Activities. Net cash used in investing activities was $2.7 million and $2.3 million in 2006 and 2005, respectively, and was the result primarily of purchases of property, plant and equipment.

Net Cash Used In Financing Activities. Net cash used in financing activities was $3.2 million for 2006 compared to $5.0 million for 2005, and was primarily the result of payments on the revolving credit facility and the term loan.

Commitments and Contingencies

Environmental Matters. The Company is in the final phases of an Environmental Protection Agency (“EPA”)-supervised self-implementing remediation program at its Altavista facility. The remediation program has been conducted under EPA rules at 40 C.F.R. §761.61, promulgated under the Toxic Substances Control Act, that set forth self-implementing cleanup standards for certain contamination by polychlorinated biphenyls, or “PCBs.” PCBs were discovered at the Altavista facility during a 1998 environmental site assessment, and the EPA was notified. These PCBs were initially identified in the area of the former location of a heat transfer oil tank that the previous owner of the facility had removed before Porcher Industries acquired the Company in 1988. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, in groundwater, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the Town of Altavista’s water treatment plant. Interim measures were taken in 1999 and 2000, and have been taken periodically since then, to control PCB migration and minimize exposure.

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

The remediation plan was generally designed to achieve PCB levels in remaining soils within the area covered by the plan at or below 25 parts per million (ppm), which is consistent with standards set forth in the EPA rules for “low occupancy” sites. The remediation plan covered property owned by the Company and off-site areas owned by third parties, including the portion of the drainage ditch running from the property off-site to the western edge of adjacent railroad tracks. The portion of the drainage ditch east of the railroad tracks was not included within the scope of the voluntary cleanup. Although this eastern portion of the drainage ditch generally exhibited significantly lower PCB levels than were present in the western portion of the drainage ditch, the exclusion of this area means that soils and/or sediments with PCBs above 25 ppm will remain in this area even after completion of the plan.

The cleanup was divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management phase was completed during the second quarter of 2006. The Company has requested reimbursement from the Town of Altavista for 80% of the costs borne in this project as the scope of work centers primarily on site utilities. The Town of Altavista has agreed to a total reimbursement of $0.4 million, which is to be paid in equal installments over the next seven years. Payments began in January 2007. A discounted receivable of $0.3 million has been recorded at December 31, 2006. The soil remediation phase of the cleanup started in November 2006 and was completed in March 2007. The reconstruction phase has begun following completion of the soil remediation. The Company plans to place deed restrictions on the Altavista property, including restrictions limiting the property’s use consistent with a “low occupancy area” within the meaning of the EPA rules.

The implementation of the remediation plan has not completely eliminated PCBs from the area subject to the plan; as noted above, the plan is designed to achieve PCB levels in remaining soils at or below 25 ppm. Further, the remediation plan itself provided for contingencies under which PCBs would remain in place above 25 ppm. While future EPA and/or the Virginia Department of Environmental Quality (“DEQ”) enforcement actions could potentially require further cleanup of the site, the Company’s voluntary remediation program has lessened the likelihood of such enforcement actions.

A reserve of $2.1 million for the environmental issues at the Altavista facility has been recorded at December 31, 2006 which reflects the accepted bid from the contractor for the soil remediation work of $2.3 million plus estimated additional expenses to be incurred for testing and post-cleanup reconstruction. The reserve has been reduced by expenses incurred to date. Remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

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

Completion of the remediation plan has addressed impacted soils at the site but will not preclude possible further action by the EPA under other environmental statutes and rules or by Virginia. The Company is aware that the DEQ is calculating Total Maximum Daily Loads (TMDLs) for pollutants in water bodies. Samples have been taken for PCBs over large expanses of the Staunton River into which the storm water discharges. It is not certain whether DEQ’s sampling may result in additional claims regarding areas downstream of the Company’s property including in the portion of the drainage ditch east of the railroad track or in the Staunton River.

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. The Company may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of December 31, 2006 and December 31, 2005, the Company had a reserve of $0.1 million for the above-described environmental issues at the Cheraw facility.

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

Pension Plan Costs. Substantially all of our eligible employees have also elected to participate in our defined benefit pension plan. Because pension obligations are ultimately settled in future periods, the determination of our annual pension expense and pension liabilities is subject to estimates and assumptions, such as the discount rate, which are reviewed annually and are based on current rates and trends. Due to historically low interest rates, we have had to make higher cash contributions to maintain the funded status of this plan. We expect this trend may continue in the future, which we would fund using cash flows from operations or borrowings under the WFF Loan. We cannot predict whether investment returns will be sufficient to fund all of our future retirement benefits. To the extent our pension plan assets are not sufficient to fund future retirement benefits for our employees, the average age of which is relatively higher than other companies, we would be required to fund any shortfall using cash generated by our operations. Furthermore, at any time, the federal laws governing pension plans or the administrative interpretations of those laws may be amended in a manner that could increase our pension plan costs and liabilities.

Contractual Obligations

Following is a summary of our contractual obligations as of December 31, 2006:

	Payments due by year Dollars in thousands
	2007	2008	2009	2010	Thereafter	Total
Debt(1)	$1,200	$4,557	$83,900	$—	$—	$89,657
Interest on debt(2)	8,936	8,834	358	—	—	18,128
Finance obligation(3)	458	472	492	576	820	2,818
Deferred compensation payments(4)	118	102	95	95	167	577
Purchase obligations(5)	—	—	—	—	—	—
Operating leases	639	480	207	198	243	1,767

Total(6)	$11,351	$14,445	$85,052	$869	$1,230	$112,947

(1)	The $83.9 million Senior Subordinated Notes are scheduled to mature in 2009. Amounts due in 2007 through 2009 consist of principal payments on the term loan with WFF. No amounts were outstanding under the revolver portion of the WFF Loan at December 31, 2006.
(2)	The interest relates to the Senior Subordinated Notes and the WFF term loan. The term loan carries a variable interest rate. A reasonable future estimated interest rate was used and applied to the average outstanding balance of the term loan.
(3)	Finance obligation represents payments due under a financing arrangement for the sale and leaseback of our corporate headquarters facility.
(4)	Amounts shown do not include expected future payments to officers who have not yet retired. Such amounts, if and to the extent payable, are determined upon a salary-based formula set forth in such contracts and described under “Executive Compensation – Deferred Compensation Arrangements”. A $2.1 million liability is recorded on the balance sheet as of December 31, 2006 to reflect expected future payments to officers who will retire in the future. Since the future payment of any such amounts depends upon the occurrence of certain events that are currently unknown (such as relevant retirement dates, etc.), we do not have any indication of when and over what timeframe such amounts will be paid.
(5)	We have not historically entered into purchase commitments or obligations for raw materials or other items used in production. The principal materials used to manufacture our products are glass, aramid and carbon yarns. We purchase these raw materials on an as-needed basis pursuant to purchase orders from a number of different suppliers. These purchase orders do not represent an obligation to purchase any raw materials. In fact, ordinary course orders can be canceled at any time. Accordingly, we do not believe that we have any purchase obligations.
(6)	There are no current required minimum payments with respect to the defined benefit pension plan or the postretirement benefit plan.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Outlook for 2007

The following section contains forward-looking statements about our plans, strategies and prospects during 2007. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the important factors that could cause our actual results to differ materially from those contained in any forward-looking statements set forth under “Forward-Looking Statements.”

Looking ahead to 2007:

•	Sales trends during January, February and March 2007 increased from the average monthly sales for the last quarter of 2006. However, we expect sales to be somewhat lower for the full year in 2007.

•	We plan to continue our efforts to maintain our inventory level consistent with sales. However, there can be no assurance that sales will continue at this same level during the remainder of 2007.

Related Party Transactions

See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. For BGF, SFAS No. 158 is effective as of the end of fiscal years ending after June 15, 2007. The Company is currently assessing the impact of SFAS No. 158 on its financial statements. However, based on the current funded status of our defined benefit pension, the Company would be required to increase its total liability by $3.9 million for pension and postretirement medical benefits, which would result in an estimated decrease to stockholder’s equity of approximately $3.6 million, net of taxes, in the Company’s balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2007, the actual rate of return on our pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since the Company’s last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the financial statements at December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact, if any of SFAS 159 on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See “Forward-Looking Statements.”

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

The fair value of the Senior Subordinated Notes as of March 12, 2007 and December 31, 2006 was approximately $83.1 million and $81.4 million, respectively. If the interest rate on outstanding borrowings under our WFF Loan as of December 31, 2006 is 100 basis points higher or lower during 2007, our interest rate expense would be increased or decreased by $0.1 million. As of December 31, 2006, we were not party to any derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

See Page F-1 of the financial reports included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes In Internal Control over Financial Reporting

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

There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and CFO, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our President and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2006. Our management has concluded that the financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names, ages and positions of our directors and executive officers are set forth below. Our director is also a director of NVH, Inc. and Nouveau Verre Holdings, Inc., and NVH, LLC. The director is elected annually by our sole stockholder and holds office until his successor is elected and qualified or until his earlier removal or resignation.

Name	Age	Positions with BGF
Philippe Porcher	53	Chairman of the Board, Sole Director
James R. Henderson	69	President
Philippe R. Dorier	50	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

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

Disclosure and Corporate Governance. We are an indirect, wholly owned subsidiary of Porcher Industries, S.A. As a result, we have no publicly-traded equity. However, even though we are no longer required by the Securities Exchange Act to file annual, quarterly and current reports with the SEC, the indenture governing our Senior Subordinated Notes requires us to nonetheless file such reports. According to the SEC, this means that we are a “voluntary filer.” As a result, because we are not an “issuer” for purposes of the Sarbanes-Oxley Act, many of its substantive governance reforms do not apply to us. Furthermore, since none of our securities, including our Senior Subordinated Notes, are listed for trading on any national securities exchange, we are not required to comply with any listing standards or corporate governance reforms of any national securities exchange or automated quotation system.

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

Item 11.	Executive Compensation

Summary Compensation Table

The following table shows, for the fiscal year ended December 31, 2006, the compensation paid to or earned by our Named Executive Officers.

Name and Principal Position	Year	Salary (1)		Non-Equity Incentive Plan		Change in Pension Value and Deferred Compensation	All Other Compensation		Total
Philippe Porcher Chairman of the Board, Chief Executive Officer and Director and Former Vice Chairman	2006	$120,000	(2)	$139,335	(5)	—	—		$259,335
James R. Henderson President and Former Executive Vice President Sales and Merchandising	2006	$258,840		$183,657	(5)	$73,853	$22,058	(3)	$538,408
Philippe R. Dorier Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2006	$201,360		$139,335	(5)	$24,259	$20,193	(4)	$385,147

(1)	Includes the following amounts deferred at the election of the following executive officers pursuant to BGF’s 401(k) plan in 2006, respectively: Mr. Dorier— $20,000; and Mr. Henderson— $20,000.
(2)	Represents a management fee paid by BGF Services, Inc., an affiliate of BGF, to Philippe Porcher and reimbursed by BGF to cover services provided by Philippe Porcher to BGF. See “Item 13. Certain Relationships and Related Transactions, and Director Independence”.
(3)	Represents personal use of a company car of $13,258 in 2006 and 2006 profit sharing of $8,800 paid in 2007.
(4)	Represents personal use of a company car of $12,139 in 2006 and 2006 profit sharing of $8,054 paid in 2007.
(5)	Represents a bonus for 2006 paid in 2007. For Mr. Dorier and Mr. Porcher, this bonus was paid for by BGF Services and reimbursed by BGF to BGF Services in the form of management fees to cover services rendered to BGF. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation Discussion and Analysis

Unless the context otherwise requires, references in this section to “Named Executive Officers” generally mean James R. Henderson, our President and Philippe R. Dorier, our Senior Vice President, Chief Financial Officer, Secretary and Treasurer. Compensation for Philippe Porcher, our Chairman of the Board, Chief Executive Officer and Director has remained consistent for the last 11 years at $120,000 in annual base salary.

Compensation Decisionmaking. Our Board of Directors generally sets our compensation philosophy and makes specific compensation decisions with respect to the Named Executive Officers. The board generally does not seek input from outside compensation consultants with respect to annual compensation decisions. None of our Named Executive Officers has an employment agreement with us.

Compensation Objectives and Components. Compensation for Named Executive Officers is based largely on the following principles:

•	compensation must be competitive with that offered by other companies that compete with us to attract and retain the best possible executive talent;

•	differences in executive compensation should reflect differing levels of responsibility and performance within our organization; and

•	performance-based compensation focuses employees on critical business objectives, controls fixed costs and aligns pay with performance through performance-leveraged incentive opportunities.

Base Salary. Base salaries for all of our Named Executive Officers are determined by position, which takes into consideration the scope of job responsibilities and competitive market compensation paid by other companies for similar positions. Base salaries are driven by market competition to attract and retain high quality employees. The base salary for each of our Named Executive Officers is targeted near the “at market” pay levels for executive officers in similar positions and with similar responsibilities at other similar manufacturing companies nationwide. Our overall approach to setting base salaries is to balance our need to retain high-quality employees while controlling the annual growth of our operating expenses.

In determining to increase the base salaries of our Named Executive Officers for 2006, the board considered, among other things, our planned operating budget, individual job performance and expectations and the pay practices of other similarly situated manufacturing companies. The base salaries earned by our Named Executive Officers were approximately 4% higher in 2006 as compared to 2005. Base salaries are reviewed for adjustment annually. Individual base salaries for Named Executive Officers will be approximately 4% higher in 2007 as compared to 2006. For information about the base salaries of our Named Executive Officers, see “Summary Compensation Table.”

Annual Non-Equity Incentive Compensation Program. Our Named Executive Officers participate in an annual non-equity incentive compensation program pursuant to which they are eligible to earn cash payments based on our operating performance. This component of our executive compensation program is designed to reward our Named Executive Officers with additional cash compensation to the extent one or more specific metrics are achieved during the most recently completed year. Because payouts under our annual non-equity incentive compensation program are linked to performance criteria that are communicated to our Named Executive Officers at the beginning of each year, these awards are considered to be non-equity incentive plan compensation rather than bonuses under SEC disclosure rules.

Each year, approximately 20 of our officers and employees are eligible to earn payouts under our non-equity incentive program. For 2006, the targeted aggregate amount of funds available for payout under the program was equal to approximately 4.6% of our EBITDA goal (excluding the eligibility of Mr. Dorier to receive a payout from an affiliated company). Each participant in the program is eligible to receive a payout equal to a certain percentage of the pool, assuming we meet at least our targeted level of EBITDA. In determining each participant’s percentage interest, the board considers the employee’s ability to influence our overall performance. The more senior the employee’s position within the company, the greater the portion of compensation that varies with performance. The award percentages have remained consistent over the past several years. In 2006, the award percentages were 13.8% for Mr. Henderson and 10.5% for Mr. Dorier. Although the amount of Mr. Dorier’s payout is based on a percentage of the available pool, such amounts are paid by BGF Services. The amount for Mr. Porcher is also paid by BGF Services.

For eligible employees to earn any payout under the annual non-equity incentive program, we must exceed a threshold level of at least 80% of the EBITDA goal. If our actual EBITDA is not at least 80% of the goal, then no payouts are made. If our actual EBITDA is at least 80% but less than 100% of the goal, then the total funds available under the pool is reduced by 10% of the deficit. For eligible employees to earn the full payout, we must exceed a target level of at least 100% of the EBITDA goal. If our actual EBITDA is more than 100% of the goal, then the total funds available under the pool is increased by 10% of the surplus. There is no maximum amount that can be paid out under the annual non-equity incentive compensation program if our actual EBITDA exceeds the goal. For 2006, because our actual EBITDA exceeded the goal, the bonus pool for 2006 was equal to 5.8% of actual EBITDA. Cash payouts for amounts earned in 2006 under the annual non-equity incentive program were made in February 2007.

The board sets the threshold and target levels for our annual non-equity incentive program prior to or near the beginning of each year as part of our budgeting process, which provides our Named Executive Officers with direct “line of sight” to be able to focus their personal efforts to the achievement of the metrics. The EBITDA goal is set at the beginning of each year after a disciplined budgeting process involving our management and our parent company at a level which we believe is an aggressive, but realistic goal.

The “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” columns in the table under “Grants of Plan-Based Awards” reflect the threshold and target dollar amounts that our Named Executive Officers were eligible to earn under our annual non-equity incentive compensation program for 2006. The “Non-Equity Incentive Plan Compensation” column in the table under “Summary Compensation Table” reflects actual dollar amounts earned under our annual non-equity incentive compensation program by our Named Executive Officers for 2006.

Grants of Plan-Based Awards Table

The table below sets forth information with respect to non-equity incentive awards granted in 2006 to the Named Executive Officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Philippe Porcher	01/01/06	$ 84	$105	N/A
James R. Henderson	01/01/06	$110	$138	N/A
Philippe R. Dorier	01/01/06	$ 84	$105	N/A

Deferred Compensation Agreements. We have entered into Deferred Compensation Agreements with our executives and we are the guarantor of Mr. Dorier’s Deferred Compensation Agreement with BGF Services. The agreements provide for both pre-retirement survivor benefits, as well as post-retirement benefits to the executive. The agreements also contain a non-competition provision. Generally, under each of the agreements, if the executive dies before the age of 65, his beneficiary or, if none, his estate will receive monthly payments for a 10-year period of an amount equal to 50% of the greater of:

(1)	the executive’s monthly base salary in effect on the January 1 prior to his death; or

(2)	the executive’s average monthly base salary on January 1 of the five years prior to his death.

This amount is decreased progressively if the executive dies after the age of 60 but before 65. The agreements also provide for post-retirement benefits in the form of:

(1)	monthly payments over 10 years, the sum of which is equal to the “applicable percentage” multiplied by the greater of (a) the executive’s annual base salary on January 1 immediately preceding or concurrent with his retirement of (b) the average of the executive annual base salary on January 1 of the five years prior to his retirement. The “applicable percentage is 15%. If the executive dies prior to receiving all of the monthly payments, the payments are made to his designated beneficiary, or, if none, his estate. Reduced benefits are paid if the executive retires prior to age 65; and

(2)	a payment on death equal to three-quarters of his annual base salary on the January 1 immediately preceding or concurrent with this retirement.

The estimated accrued benefits payable under Deferred Compensation Agreements at normal retirement age as of December 31, 2006 for the executive officers Mr. Henderson and Mr. Dorier were $380,000 and $189,000, respectively. The Deferred Compensation program is funded through life insurance policies for each of the Named Executive Officers. The change in present value for the deferred compensation balances for Mr. Henderson and Mr. Dorier is $25,982 and $1,852, respectively. These amounts are included in the “Summary Compensation Table” above.

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

The estimated annual benefits payable upon retirement at normal retirement age for the executive officers is as follows: Mr. Henderson—$39,083 and Mr. Dorier—$72,474. These calculations are based on 2006 compensation, assume benefits are payable as a straight-life annuity, and assume that each individual will work until age 65. Mr. Philippe Porcher does not participate in the Retirement System. The aggregate change in the actuarial present value of the accumulated benefit from 2005 to 2006 was $47,871 for Mr. Henderson and $22,407 for Mr. Dorier. These amounts are included in the “Summary Compensation Table” above.

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

Pension Benefit Table

The following table discloses the Retirement System information for our Named Executive Officers for the year ended December 31, 2006.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Philippe Porcher (1)	—	—	—	—
James R. Henderson	Retirement System of BGF Industries, Inc.	11.0	$474,948	None
Philippe R. Dorier	Retirement System of BGF Industries, Inc.	16.5	$159,583	None

(1)	Philippe Porcher does not participate in the Retirement Plan of BGF Industries, Inc.

Compensation of Directors

Our director did not receive separate compensation for his services as a director in 2006.

Compensation Committee Interlocks and Insider Participation

Mr. Philippe Porcher, who serves as both an executive officer and as the sole member of the board of directors of BGF Industries, Inc., serves as the President of the Executive Board of Porcher Industries, S.A. Mr. Philippe Porcher also serves as an executive officer and chairman of the Board of Directors of NVH, Inc., Nouveau Verre Holdings, Inc., NVH, LLC, Glass Holdings, LLC and BGF Services, Inc. He also served as an executive officer of the former Glass Holdings Corp and AGY Holding Corp. and was the Chairman of the Board of the former Glass Holdings Corp, AGY Holding Corp. and Advanced Glassfiber Yarns LLC.

Mr. Philippe Dorier serves as an executive officer of BGF Industries, Inc. and as a member of the Executive Board of Porcher Industries, S.A. whose members are equivalent to executive officers. Mr. Philippe Dorier also serves as an executive officer and director of NVH, Inc., Nouveau Verre Holdings, Inc., NVH, LLC, and BGF Services, Inc. He also served as an executive officer of the former Glass Holdings Corp and AGY Holding Corp. and was a director of the former Glass Holdings Corp, AGY Holding Corp. and Advanced Glassfiber Yarns LLC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of BGF’s outstanding common stock as of December 31, 2006 for each person or group known to our management to be holding more than 5% of the common stock and for each director and executive officer named in the “Executive Compensation” table and all of our directors and executive officers as a group.

All shares of BGF’s issued and outstanding common stock are held by NVH, Inc., which is a wholly owned subsidiary of Nouveau Verre Holdings, Inc., which is a wholly owned subsidiary of Porcher Industries, S.A. The address of Porcher Industries is Porcher Industries, S.A., Badinières, 38300 Bourgoin-Jallieu, France.

As reflected in the graphic below the table, Mr. Robert Porcher may be deemed to beneficially own 56.05% of the outstanding capital stock of Porcher Industries, and thus BGF, through (1) his 7.22% direct ownership interest in Porcher Industries and (2) his ownership interest in Société Civile des Terres Froides. Mr. Robert Porcher’s address is c/o Porcher Industries, S.A., Badinières, 38300 Bourgoin-Jallieu, France.

Mr. Robert Porcher’s 56.05% interest includes a 0.7% interest of his son, Philippe Porcher, an executive officer and sole director of BGF, in Société Civile des Terres Froides. Mr. Robert Porcher controls the voting and investment of these shares. The asterisk aside the name of Philippe Porcher represents this interest.

Name of Beneficial Owner	Percent of Class
Porcher Industries	100.00%
Robert T. Porcher	56.05%
Philippe Porcher	*
Philippe R. Dorier	—
James R. Henderson	—
All directors and executive officers as a group (5 persons)	56.05%

We have no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We are wholly owned by Porcher Industries, S.A. through NVH, Inc., a U.S. holding company. In July, 2004, our previous parent, Glass Holdings Corp., converted to a limited liability company and subsequently distributed its stock in BGF to NVH, Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a 100% owned subsidiary of Porcher Industries, S.A. Porcher Industries owned a 15% interest in AGY Holding Corp., a major supplier of BGF, through Nouveau Verre Holdings, LLC, a 100% subsidiary of Nouveau Verre Holdings, Inc. In April 2006, AGY Holding Corp. was sold to a private equity investment firm. As a result, Porcher Industries no longer retains an interest in AGY Holding Corp. Glass Holdings LLC owns 100% of BGF Services, Inc. We have ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, NVH, Inc. and other wholly-owned subsidiaries of NVH, Inc., as well as other affiliates of Porcher Industries, S.A. Mr. Robert Porcher, our former Chairman of the Board and Chief Executive Officer, beneficially owns a controlling interest in Porcher Industries and Mr. Philippe Porcher, our current Chairman of the Board and Chief Executive Officer also owns an interest in Porcher Industries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings LLC that cover the periodic management services of certain Porcher Industries employees and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Philippe Porcher and Dorier. In connection with these arrangements with BGF Services, we incurred expenses of $0.9 million in 2006. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. In 2006, we incurred $0.6 million in management fees for such services.

We purchase semi-finished and finished products from Porcher Industries and its affiliates. We purchased $3.0 million of these products in 2006. We sell finished goods and occasionally unfinished goods directly to Porcher and its affiliates. In 2006, we billed Porcher Industries and its affiliates $1.7 million for these goods. Porcher Industries billed us for commissions for sales of our products in Asia, Europe, and Australia of $0.1 million in 2006. We believe that prices and commissions paid or received by us for these transactions are comparable to those paid to third parties.

We and certain of our affiliates (collectively referred to as the “Porcher Group”) have agreed to amend and restate the terms of the supply agreement originally dated April 2, 2004 between the Porcher Group and AGY Holding Corp (“AGY”). Under the terms of this new agreement that becomes effective January 1, 2007, we have an economic incentive, but not an obligation, to purchase yarn from AGY. We purchased approximately $39.8 million of raw materials from AGY in the twelve months ended December 31, 2006. We believe that each of these arrangements is on terms no more favorable than those that would be provided to third parties.

See also Note 16 to the financial statements filed as part of this Annual Report in Item 15.

Item 14.	Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has served as the independent registered public accounting firm of BGF since 1994 and is considered by our management to be well qualified. We have been advised by that firm that neither it nor any member thereof has any financial interest, direct or indirect, in us or any of our subsidiaries in any capacity.

Audit Fees. We paid PricewaterhouseCoopers LLP $238,000 in audit fees for services rendered in the fiscal year ended December 31, 2006 as compared to $190,000 in audit fees during the fiscal year ended December 31, 2005.

Audit-Related Fees. We did not pay PricewaterhouseCoopers LLP any amount for audit-related services rendered in 2006 or 2005.

Tax Fees. We paid PricewaterhouseCoopers LLP $133,000 in 2006 for tax services rendered as compared to $131,000 in 2005. These tax services generally included tax return preparation, tax compliance, tax planning and tax advice.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	FINANCIAL STATEMENTS

See Index on page F-1.

2.	FINANCIAL STATEMENT SCHEDULE

See Index on page F-1.

(a)	Documents Incorporated by Reference or Filed with this Report:

EXHIBITS

Exhibit No.	Description of Exhibit
3.1(1)	Certificate of Incorporation of BGF Industries, Inc., as amended

3.2(1)	Bylaws of BGF Industries, Inc., as amended

4.1(1)	Indenture, dated as of January 21, 1999, among BGF Industries, Inc. and The Bank of New York, as trustee, relating to $100 million principal amount of 10 1/4% Senior Subordinated Notes Due 2009

4.2(1)	Form of 10 1/4% Series A and Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

10.1(1)	Deferred Compensation Agreement, dated April 16, 1990, by and between BGF, Industries, Inc. and James R. Henderson (2)

10.2(1)	Deferred Compensation Agreement, dated January 28, 1993, by and between BGF Services, Inc. and Philippe Dorier (2)

10.3(1)	Lease, dated March 20, 1996, between E.R. English, Sr., as lessor, and BGF Industries, Inc., as lessee

10.4(1)	Purchase Order (Lease), dated November 26, 1996, between K&C Brokerage, as lessor, and BGF Industries, Inc., as lessee

10.5(1)	Lease, dated November 1, 1991, by and between H.V. Johns, Jr., as lessor, and BGF Industries, Inc. as lessee

10.6(1)	Promissory Note, dated September 30, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $135,043,844.62

10.7(1)	Promissory Note, dated December 23, 1998, from Glass Holdings Corp. to BGF Industries, Inc. for the original principal amount of $2,681,000

10.8(3)	Lease Agreement, dated October 1, 2000 by and between Edgar J.T. Perrow and BGF Industries, Inc.

10.9(4)	$5 million intercompany note between Glass Holdings Corp. and BGF Industries, Inc. dated August 14, 2002

10.10(4)	Lease Agreement, dated November 26, 2002 by and between Davidson Industrial Properties, LLC and BGF Industries, Inc.

10.11(5)	Loan and Security Agreement by and among BGF Industries, Inc. as Borrower, The Lenders that are Signatories Hereto as the Lenders, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent Dated as of June 6, 2003

10.12(6)	Lease Agreement, dated October 27, 2003 by and between Schwarz and Schwarz, Inc. and BGF Industries, Inc.

10.13(7)	Second Amendment to the Loan and Security Agreement, dated July 30, 2004

10.14(8)	Third Amendment to the Loan and Security Agreement, dated March 31, 2005

10.15(9)	Fourth Amendment to the Loan and Security Agreement, dated June 30, 2005

10.16	Fifth Amendment to the Loan and Security Agreement, dated December 1, 2006

12	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

99.1	Reconciliation of net income to adjusted EBITDA

(1)	Filed as part of the Company’s Registration Statement (333-72321) and incorporated herein by reference.
(2)	Management contract or compensatory plan or arrangement.
(3)	Filed as part of the Company’s Form 10K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as part of the Company’s Form 10K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(5)	Filed as part of the Company’s Form 8-K dated June 6, 2003 and incorporated herein by reference.
(6)	Filed as part of the Company’s Form 10K for the fiscal year ended December 31,2003 and incorporated herein by reference.
(7)	Filed as part of the Company’s Form 10Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference.
(8)	Filed as part of the Company’s Form 8-K dated April 4, 2005 and incorporated herein by reference.
(9)	Filed as part of the Company’s Form 8-K dated October 31, 2005 and incorporated herein by reference.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

of BGF Industries, Inc.:

In our opinion, the financial statements listed in the index appearing under Item 15(1) on page 41 present fairly, in all material respects, the financial position of BGF Industries, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) on page 41 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Greensboro, North Carolina

March 28, 2007

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$3,644	$—
Trade accounts receivable, less allowance for returns and doubtful accounts of $575 and $396, respectively	15,552	16,034
Inventories	30,328	24,913
Other current assets	787	147
Assets held for sale	245	245

Total current assets	50,556	41,339
Net property, plant and equipment	29,338	31,667
Deferred income taxes	1,230	1,218
Other noncurrent assets, net	2,530	3,286

Total assets	$83,654	$77,510

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Cash overdraft	$—	$886
Accounts payable	7,993	5,625
Accrued liabilities	11,194	10,504
Deferred income taxes	1,230	1,218
Short-term borrowings	—	3,000
Current portion of long-term debt	1,200	1,200

Total current liabilities	21,617	22,433
Long-term debt, net of discount of $356 and $524, respectively	88,100	87,255
Finance obligation	2,818	2,758
Postretirement benefit and pension obligations	4,240	6,526

Total liabilities	116,775	118,972

Commitments and contingencies (Note 15)

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(68,121)	(75,082)
Accumulated other comprehensive loss	—	(1,380)

Total stockholder’s deficit	(33,121)	(41,462)

Total liabilities and stockholder’s deficit	$83,654	$77,510

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Net sales	$177,372	$152,904	$155,842
Cost of goods sold	148,077	136,275	130,197

Gross profit	29,295	16,629	25,645
Selling, general and administrative expenses	12,146	10,161	10,743
Asset impairment charge	367	—	712

Operating income	16,782	6,468	14,190
Interest expense	11,029	11,333	12,025
Other (income) loss, net	(1,804)	40	268

Income (loss) before income taxes	7,557	(4,905)	1,897
Income tax expense	596	30	16

Net income (loss)	$6,961	$(4,935)	$1,881

Other comprehensive income (loss) net of tax:
Minimum pension liability adjustment	1,380	(1,328)	518
Reclassification to earnings	—	—	—

Total comprehensive income (loss)	$8,341	$(6,263)	$2,399

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$6,961	$(4,935)	$1,881
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,765	10,018	5,494
Amortization of noncurrent assets	843	840	852
Amortization of discount on notes	168	169	186
Write-off of debt issuance costs	—	38	143
Asset impairment charge	367	—	712
(Gain) Loss on disposal of equipment	(124)	69	91
(Gain) Loss on debt cancellation	—	(50)	224
Noncash interest on finance obligation	60	124	67
Change in operating assets and liabilities:
Trade accounts receivable, net	482	463	(3,418)
Other current assets	(640)	104	696
Inventories	(5,415)	2,182	(4,956)
Current income tax refundable	(208)	—	428
Other assets	(92)	(84)	(73)
Accounts payable	2,368	(255)	768
Accrued liabilities	897	(1,083)	(2,874)
Postretirement benefit and pension obligations	(901)	(358)	911

Net cash provided by operating activities	9,531	7,242	1,132

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,028)	(2,644)	(2,442)
Proceeds from sale of equipment	349	353	47

Net cash used in investing activities	(2,679)	(2,291)	(2,395)

Cash flows from financing activities:
Cash overdraft	(886)	374	512
Payments on term loan	(1,542)	(1,821)	(1,251)
Proceeds from revolving credit facility	12,400	37,800	21,700
Payments on revolving credit facility	(15,400)	(41,300)	(15,200)
Proceeds from term loan	2,220	2,760	—
Payment received on loan to parent	—	—	344
Purchases of Senior Subordinated Notes	—	(2,764)	(8,806)

Net cash used in financing activities	(3,208)	(4,951)	(2,701)

Net increase (decrease) in cash and cash equivalents	3,644	—	(3,964)
Cash and cash equivalents at beginning of period	—	—	3,964

Cash and cash equivalent at end of period	$3,644	$—	$—

Supplemental disclosures of cash flow information:
Cash (paid) during the year for interest	$(9,525)	$(10,597)	$(11,198)

Cash received (paid) for income taxes	$(856)	$(36)	$388

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed in accounts payable	$9	$46	$—

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF STOCKHOLDER’S DEFICIT

(dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Loan to Parent	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficit
Balances, December 31, 2003	$1	$34,999	$(72,028)	$(344)	$(570)	$(37,942)
Net income	—	—	1,881	—	—	1,881
Payment received on loan to parent	—	—	—	344	—	344
Other comprehensive income	—	—	—	—	518	518

Balances December 31, 2004	1	34,999	(70,147)	—	(52)	(35,199)
Net loss	—	—	(4,935)	—	—	(4,935)
Other comprehensive loss	—	—	—	—	(1,328)	(1,328)

Balances December 31, 2005	1	34,999	(75,082)	—	(1,380)	(41,462)
Net income	—	—	6,961	—	—	6,961
Other comprehensive income	—	—	—	—	1.380	1,380

Balances December 31, 2006	$1	$34,999	$(68,121)	$—	$—	$(33,121)

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

1.	Summary of Significant Accounting Policies

Basis of Presentation. BGF Industries, Inc. is a wholly owned subsidiary of NVH, Inc. In July 2004, the Company’s previous parent, Glass Holdings Corp., converted to a limited liability company, Glass Holdings LLC, and subsequently distributed its stock in BGF to NVH, Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a wholly owned subsidiary of Porcher Industries, S.A. These financial statements include the accounts of BGF Industries, Inc. BGF manufactures high-quality glass, aramid and carbon fiber fabrics for use in a variety of electronic, composite, insulation, construction, filtration, and commercial applications. The principal market is the United States.

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

Financial Instruments. BGF may selectively enter into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. None of these agreements may be used for speculative or trading purposes. The fair value of BGF’s interest rate swap agreements, if any, are the estimated amount BGF would have to pay or receive to terminate the swap agreement as of the reporting date, taking into account current interest rates. The interest rate swaps are accounted for as hedges on the basis that such derivatives reduce the risk of changes in interest rates on BGF’s variable rate debt. The interest differentials from these swaps are recorded in interest expense. There are no interest rate swaps as of December 31, 2006 or 2005.

BGF may enter into foreign currency exchange contracts to manage exposures related to specific foreign currency transactions or anticipated cash flows. There are no foreign currency exchange contracts as of December 31, 2006 or 2005.

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

Research and Development. Research and development expenses comprise the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and facility occupancy costs, contract services and other outside costs. Research and development costs are expensed as incurred and were approximately $825, $776 and $731 for the years ended December 31, 2006, 2005 and 2004, respectively.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

1.	Summary of Significant Accounting Policies – (Continued)

Advertising and Promotion. BGF expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Such amounts were not material for 2006, 2005, and 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include advertising and promotion costs, administrative and sales salaries, sales commissions, and professional and consulting fees not directly related to manufacturing activities.

Other (Income) Expense. Other income increased to ($1,804) in 2006 from other expense of $40 in 2005 due to the settlement of a class action lawsuit during the third quarter of 2006.

Foreign Currency Transactions. Gains (losses) resulting from foreign currency transactions are included in other income or other expenses, and amounted to $(69), $(116) and $60 in 2006, 2005, and 2004, respectively.

Other Comprehensive Income (Loss). BGF records certain items in other comprehensive income (loss) in accordance with FAS 130 “Reporting Comprehensive Income”. Due to the Company’s current tax position, the tax affect of these items in other comprehensive income is minimal.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification. Certain previously reported amounts have been reclassified to conform with the current presentation.

2.	Liquidity and Financial Condition

The Company had net income of $6,961 for the year ended December 31, 2006 and had a $33,121 stockholder’s deficit as of December 31, 2006. In the year ended December 31, 2005, the Company had net loss of $4,935 and had a $41,462 stockholder’s deficit as of December 31, 2005.

On June 6, 2003, the Company entered into a five year financing arrangement with Wells Fargo Foothill, Inc. (“WFF”). See Note 9 for details concerning this arrangement.

The Company’s continued existence is dependent upon several factors including its ability to continue to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue to meet its financial covenants and make required payments under the WFF loan. (See Note 9). While the Company’s performance in 2006 has enabled it to meet its financial obligations, there can be no assurance that the Company will be able to sustain its current level of operations. The Company continues to evaluate its current business plan in light of the current market conditions.

3.	Inventories

	December 31, 2006	December 31, 2005
Inventories consist of the following:
Supplies	$1,702	$1,837
Raw materials	4,599	2,010
Stock-in-process	3,617	3,684
Finished goods	22,602	19,832

Total inventories – gross	32,520	27,363
Less: writedowns	(2,192)	(2,450)

Total inventories – net	$30,328	$24,913

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

4.	Other Current Assets

Other current assets consist of the following:

	December 31, 2006	December 31, 2005
Prepaid Insurance	$267	$79
Miscellaneous non-trade receivables	502	55
Other	18	13

Total other current assets	$787	$147

Miscellaneous non-trade receivables consists of $337 and $0 at December 31, 2006 and 2005, respectively, due from the Town of Altavista as reimbursement in the storm water phase of the Company’s environmental remediation and $72 and $0 at December 31, 2006 and 2005, respectively, due from an insurance claim. The remaining balances of $93 and $55 at December 31, 2006 and 2005, respectively, are made up of affiliated and miscellaneous employee advances.

5.	Assets Held for Sale

In September 2004, the Company’s board made the decision to hold for sale the land and building of the South Hill heavyweight fabrics facility. In June 2006, the Company made the decision to hold for sale equipment at the same facility. As of December 31, 2006, the equipment that was held for sale was either sold or written down as an asset impairment. The remaining assets have a net book value as of December 31, 2006 and 2005 of $245 and have been classified as a current asset on the balance sheets. A contract to sell the land and building has been initiated in the first quarter of 2007. See Note 20 related to Subsequent Events for further details.

6.	Net Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	December 31, 2006	December 31, 2005
Land	$2,879	$2,873
Buildings	37,981	38,113
Machinery and equipment	82,851	82,771

Gross property, plant and equipment	123,711	123,757
Less: accumulated depreciation	(94,373)	(92,090)

Net property, plant and equipment	$29,338	$31,667

It is the Company’s policy to periodically review the estimated useful lives of its fixed assets. This review during the fourth quarter of 2005 indicated that the actual useful life of an unfinished manufacturing building located in South Hill, Virginia was zero because it was very unlikely to be finished and used by the Company. Further, the Company did not believe that potential buyers could be found as a result of the location of the building and the fact that it was unfinished. As a result, the Company depreciated the asset to its estimated residual value of $388. The Company determined the residual value based on an appraisal from a third party. The effect of this change in estimate, based on a net book value of $5,332 prior to the adjustment, was to increase depreciation expense in the fourth quarter of 2005 by $4,944 and decrease gross profit and operating income in the fourth quarter 2005 by $4,944.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

6.	Net Property, Plant and Equipment – (Continued)

During the fourth quarter of 2006, the Company entered into an agreement to give certain equipment at the South Hill heavyweight fabrics facility to an affiliate. As a result, the Company recorded a $275 write-down to reduce the carrying value of the remaining machinery and equipment to zero.

The Company has a financing agreement for its corporate headquarters facility. Included in net property, plant and equipment is land and building with a net book value of $2,178 and $2,275 as of December 31, 2006 and 2005, respectively, related to this facility. (See Note 10).

7.	Other Noncurrent Assets, Net

Other noncurrent assets consist of the following:

	December 31, 2006	December 31, 2005
Debt issuance costs	$5,645	$5,619
Accumulated amortization	(4,240)	(3,408)

	1,405	2,211
Security deposits	525	555
Unrecognized pension prior service cost	—	5
Other noncurrent assets	600	515

Total other noncurrent assets, net	$2,530	$3,286

Amortization of deferred financing charges of $832, $840 and $852 for the years ended December 31, 2006, 2005 and 2004, respectively, has been included in interest expense.

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

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2006	December 31, 2005
Interest	$3,996	$4,010
Environmental	2,218	2,880
Profit sharing	1,288	—
Payroll	547	610
Other employee benefits, including current portion of deferred compensation	1,603	1,186
Medical benefits	622	691
Other	920	1,127

Total accrued liabilities	$11,194	$10,504

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8.	Accrued Liabilities - (Continued)

Current contribution to retirement plan. Minimum required employer contributions to the retirement plan are $0 for 2006, 2005 and 2004. (See Note 12.)

Profit Sharing. The Company declared a profit sharing contribution in the amount of $876 for 2004, which was paid in the first quarter of 2005. The Company did not declare a profit sharing award for 2005. In 2006, the Company declared a profit sharing contribution in the amount of $1,288, including payroll taxes, to be paid during the first quarter of 2007.

Environmental Matters. The Company is in the final phases of an Environmental Protection Agency (“EPA”)-supervised self-implementing remediation program at its Altavista facility. The remediation program has been conducted under EPA rules at 40 C.F.R. §761.61, promulgated under the Toxic Substances Control Act, that set forth self-implementing cleanup standards for certain contamination by polychlorinated biphenyls, or “PCBs.” PCBs were discovered at the Altavista facility during a 1998 environmental site assessment, and the EPA was notified. These PCBs were initially identified in the area of the former location of a heat transfer oil tank that the previous owner of the facility had removed before Porcher Industries acquired the Company in 1988. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, in groundwater, and in the surface waters to which the storm sewers drain. In addition, testing confirmed that measurable quantities of PCBs may have migrated into the Town of Altavista’s water treatment plant. Interim measures were taken in 1999 and 2000, and have been taken periodically since then, to control PCB migration and minimize exposure.

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

The remediation plan was generally designed to achieve PCB levels in remaining soils within the area covered by the plan at or below 25 parts per million (ppm), which is consistent with standards set forth in the EPA rules for “low occupancy” sites. The remediation plan covered property owned by the Company and off-site areas owned by third parties, including the portion of the drainage ditch running from the property off-site to the western edge of adjacent railroad tracks. The portion of the drainage ditch east of the railroad tracks was not included within the scope of the voluntary cleanup. Although this eastern portion of the drainage ditch generally exhibited significantly lower PCB levels than were present in the western portion of the drainage ditch, the exclusion of this area means that soils and/or sediments with PCBs above 25 ppm will remain in this area even after completion of the plan.

The cleanup was divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management phase was completed during the second quarter of 2006. The Company has requested reimbursement from the Town of Altavista for 80% of the costs borne in this project as the scope of work centers primarily on site utilities. The Town of Altavista has agreed to a total reimbursement of $396 which is to be paid in equal installments over the next seven years. Payments began in January 2007. A discounted receivable of $337 has been recorded at December 31, 2006. The soil remediation phase of the cleanup started in November 2006 and was completed in March 2007. The reconstruction phase has begun following completion of the soil remediation. The Company plans to place deed restrictions on the Altavista property, including restrictions limiting the property’s use consistent with a “low occupancy area” within the meaning of the EPA rules.

The implementation of the remediation plan has not completely eliminated PCBs from the area subject to the plan; as

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8.	Accrued Liabilities – (Continued)

noted above, the plan is designed to achieve PCB levels in remaining soils at or below 25 ppm. Further, the remediation plan itself provided for contingencies under which PCBs would remain in place above 25 ppm. While future EPA and/or the Virginia Department of Environmental Quality (“DEQ”) enforcement actions could potentially require further cleanup of the site, the Company’s voluntary remediation program has lessened the likelihood of such enforcement actions.

A reserve of $2,098 for the environmental issues at the Altavista facility has been recorded at December 31, 2006 which reflects the accepted bid from the contractor for the soil remediation work of $2,321 plus estimated additional expenses to be incurred for testing and post-cleanup reconstruction. The reserve has been reduced by expenses incurred to date. Remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

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

Completion of the remediation plan has addressed impacted soils at the site but will not preclude possible further action by the EPA under other environmental statutes and rules or by Virginia. The Company is aware that the DEQ is calculating Total Maximum Daily Loads (TMDLs) for pollutants in water bodies. Samples have been taken for PCBs over large expanses of the Staunton River into which the storm water discharges. It is not certain whether DEQ’s sampling may result in additional claims regarding areas downstream of the Company’s property including in the portion of the drainage ditch east of the railroad track or in the Staunton River.

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

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8.	Accrued Liabilities - (Continued)

to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of December 31, 2006 and December 31, 2005, the Company had a reserve of $120 for the above-described environmental issues at the Cheraw facility.

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

Other employee benefits. In 2006, the Company approved a management bonus of $1,327 which is to be paid during the first quarter of 2007. In 2005 and 2004, the Company approved a management bonus of $904 and $1,215, respectively, which was paid in the first quarter of the subsequent year.

Employee severance. During the first quarter of 2005, the Company eliminated nine salary positions at its South Hill lightweight fabrics facility, which resulted in approximately $383 of non-recurring severance costs. All of these costs were paid as of December 31, 2005.

9.	Debt

Debt consists of the following:

	December 31, 2006	December 31, 2005
Term loan	$5,756	$5,079
Senior Credit Facility:
Revolving Credit Facility	—	3,000
Senior Subordinated Notes, net of unamortized discount of $356 and $524, respectively	83,544	83,376

Total debt	89,300	91,455
Current Maturities	1,200	4,200

Long-term debt	$88,100	$87,255

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

On December 1, 2006, the Company entered an amendment to the WFF Loan. The amendment provided for the following: (1) increased the maximum facility size to $27,000; (2) reloaded the term loan back to $6,000; (3) increased the maximum revolver credit line to $21,000; (4) increased the

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

9. Debt – (Continued)

minimum EBITDA requirements for financial covenants to not less than $15,000 calculated on a trailing 12 month basis; (5) reduced the spread on interest rates by approximately 100 basis points; and (6) increased the annual cap on capital expenditures to $4,500.

The WFF Loan, as amended, has a maximum revolver credit line of $21,000 with a letter of credit sub-line of $4,000, an inventory sub-line of $10,000 and a term loan of $6,000, of which the principal was fully funded at the amendment date and is being amortized over 60 months.

WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10,000 or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 2.25% or the Wells Fargo Prime Rate (RR) + 0.00% for the revolver if the trailing twelve months EBITDA exceeds $20,000 with a 25 basis points increase if the trailing twelve months EBITDA exceeds $17,000 but is less than or equal to $20,000 and a further 25 basis points increase if the trailing twelve months EBITDA is less than or equal to $17,000 ; (3) borrowing rates of LIBOR + 2.5% or RR + .25% for the term loan with, at all times, a minimum rate of 5% for both facilities; and (4) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a $4,500 cap on annual capital expenditures; and (iv) an early termination fee.

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

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. and two of NVH, Inc.’s subsidiaries, Glass Holdings LLC and BGF Services, Inc. As of December 31, 2006 amounts outstanding under the WFF Loan totaled $5,756 which consisted solely of $5,756 under the term loan. As of December 31, 2005, amounts outstanding under the WFF Loan totaled $8,079 and consisted of $5,079 under the term loan and $3,000 under the revolver. As of December 31, 2006, the Company had not exercised its LIBOR Rate option on any of its borrowings on the term loan or the revolver. The interest rate as of December 31, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan was 8.5%. Interest rates on the amounts outstanding under the term loan and revolver as of December 31, 2005 were 8.0%.

Availability under the revolver at December 31, 2006 and December 31, 2005 was $14,651 and $11,677, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $165 a week in 2006 and 2005, and is reset to $0 when such payment is made. As of December 31, 2006 and December 31, 2005, the total outstanding reserves amounted to $3,969 and $3,804, respectively.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

9. Debt – (Continued)

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

The fair value of the Senior Subordinated Notes as of December 31, 2006 and December 31, 2005 was $81,383 and $84,530, respectively.

The Company has been in compliance with all of the covenants and ratios under the WFF Loan and the indenture governing its Senior Subordinated Notes for all periods presented.

10. Finance Obligation

In November 2002, the Company entered into a financing agreement for its corporate headquarters facility located in Greensboro, North Carolina whereby the Company sold the facility to a third party and entered into a leasing arrangement for the use of this facility. The cash proceeds received from the transaction were $2,550. The initial term of the lease arrangement is seven years with three five-year renewals. The agreement provides that the Company may repurchase the building for $3,400 in the second year of the arrangement and continuing through year five, with repurchase options in years 7, 12, 17 and 22 of the agreement. As a result of the repurchase options, the transaction was accounted for as a financing in accordance with SFAS 98 “Accounting for Leases”. Accordingly, the Company continues to carry the property on its balance sheet and records depreciation on the property. The proceeds received on the sale were recorded as a financing obligation on the balance sheet with payments made to the lessor recorded to interest expense and the finance obligation based on the amortization of the obligation. The balance of the finance obligation as of December 31, 2006 and 2005 was $2,818 and $2,758, respectively, which includes accrued interest.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

10. Finance Obligation —(Continued)

Under the terms of the lease arrangement, BGF is committed to the following minimum payments at December 31, 2006:

2007	$458
2008	472
2009	492
2010	576
Thereafter	820

$2,818

The payments due under the agreement reset to fair market rental rates upon BGF’s execution of each five-year renewal term.

11. Income Taxes

Income tax expense (benefit) consists of the following:

	2006
	Current	Deferred	Total
Federal	$439	$0	$439
State	157	0	157

	$596	$0	$596

	2005
	Current	Deferred	Total
Federal	$0	$0	$0
State	30	0	30

	$30	$0	$30

	2004
	Current	Deferred	Total
Federal	$0	$0	$0
State	16	0	16

	$16	$0	$16

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes is as follows:

	2006	2005	2004
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.6	3.2	3.5
Valuation allowance	(32.3)	(35.5)	(40.1)
Other	3.6	(2.3)	3.4

	7.9%	(0.6)%	0.8%

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

11. Income Taxes – (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2006	2005
Deferred tax assets:
Inventories	$935	$1,256
Accrued liabilities	1201	1,436
Accounts receivable	189	233
Tax credits	27	1,186
Accrued retirement liabilities	1,680	2,027
Net operating loss carry forward	121	1,003

	4,153	7,141
Valuation allowance	(3,818)	(6,790)

	335	351

Depreciation	(335)	(882)
Other	—	531

Total gross deferred tax liabilities	(335)	(351)

Net deferred tax asset	$—	$—

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

12. Employee Benefits

Defined Contribution Plan. BGF has a 401(k) savings plan for all employees. Company contributions, if any, are made at the discretion of BGF’s Board of Directors. BGF allows participants an election of receiving their profit sharing, when applicable, in cash or as an employer contribution to the 401(k) plan. There were no Company contributions for 2005. In 2006 the Company declared a contribution of $1,288, including payroll taxes, that was paid in the first quarter of 2007.

Defined Benefit Pension Plan and Postretirement Benefits. BGF has a defined benefit pension plan covering substantially all of its employees. Participating employees are required to contribute to the pension plan. In order to continue to provide all distribution options allowed by the defined benefit plan, the Company accelerated its 2005 contributions and paid $2,400 into the plan on July 17, 2006. The Company also accelerated its 2004 contributions and paid $2,310 into the defined benefit plan on July 14, 2005 and $190 into the plan on September 1, 2005. Based on the current pension funding requirements for the year ended December 31, 2006, there are no additional required contributions to the 2006 plan year.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits – (Continued)

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

The discount rate used in the actuarial model is based on market rates for highly rated corporate debt instruments at the annual valuation date. The discount rate is used to estimate the present value of the future benefit obligation as of the valuation date. A lower discount rate used in the actuarial model has resulted in a higher present value of benefit obligations and in an increase in pension expense of $78 at year ended December 31, 2006 from year ended December 31, 2005; however, the liability did not increase because of company contributions and a favorable return on plan assets. Differences between actual results and actuarial assumptions are accumulated and amortized over future periods.

The Company uses a December 31 measurement date for its plans.

Net periodic costs for pension benefits and other postretirement benefits for the year ended December 31 were comprised of:

	Pension Benefits		Post-Retirement Benefits
	12/31/06	12/31/05	12/31/06	12/31/05
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$26,009	$21,891	$2,554	$1,786
Service cost	1,343	1,182	74	98
Interest cost	1,359	1,347	76	118
Actuarial (gain) loss	(801)	2,645	(1,117)	587
(Benefits paid)	(1,231)	(1,858)	(240)	(194)
Plan Participant Contributions	887	802	123	159

Projected benefit obligation at end of year	$27,566	$26,009	$1,470	$2,554
Accumulated benefit obligation at end of year	$22,952	$21,207	N/A	N/A

Change in plan assets:
Fair value of plan assets at beginning of year	$18,710	$16,218	$—	$—
Actual return on plan assets	2,653	1,048	—	—
(Benefits paid)	(1,231)	(1,858)	(240)	(194)
Employer contributions	2,400	2,500	116	35

Plan participant contributions	887	802	124	159

Fair value of plan assets at end of year	$23,419	$18,710	$—	$—

Net amount recognized:
Funded status	$(4,147)	$(7,299)	$(1,470)	$(2,554)
Unrecognized prior service cost	—	5	(357)	—
Unrecognized net (gain) or loss	3,927	$6,182	(173)	541

Net amount recognized	$(220)	$(1,112)	$(2,000)	$(2,012)

Amount recognized in the balance sheet consists of:
Accrued benefit cost	N/A	$(2,497)	$(2,000)	$(2,012)
Prepaid benefit cost	(220)	N/A	N/A	N/A
Intangible asset	—	5	N/A	N/A
Accumulated other comprehensive income	—	1,380	N/A	N/A

Net amount recognized	$(220)	$(1,112)	$(2,000)	$(2,012)

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits – (Continued)

Additional liability and accumulated other comprehensive income for pension benefits:

	Pension Benefits		Post-Retirement Benefits
	12/31/06	12/31/05	12/31/06	12/31/05
Minimum liability:
Fair value of assets at measurement date	$23,419	$18,710
Accumulated benefit obligation at measurement date	22,953	21,207

Required minimum liability	—	2,497
Prepaid (accrued) at fiscal year end	(220)	(1,112)

Additional liability at fiscal year end	—	1,385

Intangible asset:
Unrecognized prior service cost	—	5
Maximum intangible asset, but not less than 0	—	5
Actual intangible asset	—	5

Accumulated other comprehensive income	$—	$1,380

Weighted average assumptions used to determine benefit obligations at end of fiscal year:
Discount rate	5.75%	5.50%	5.75%	5.50%
Expected long-term rate of return on plan assets	7.50%	7.50%	N/A	N/A
Rate of annual compensation increases	2.50%	2.50%	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	9.5% grading to 5.0%	10.0% grading to 5.0%
Assumptions used to determine net periodic pension cost for fiscal year:
Discount rate	5.50%	6.00%	5.75%	6.00%
Expected long-term rate of return on plan assets	7.50%	8.00%	N/A	N/A
Rate of annual compensation increases	2.50% through 2008 and 4.0% thereafter	2.50% through 2008 and 4.0% thereafter	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	9.5% grading to 5.0%	10.0% grading to 5.0%
Net periodic pension cost:
Service cost	$1,344	$1,182	$74	$98
Interest cost	1,359	1,347	76	117
(Expected return on plan assets)	(1,426)	(1,274)	—	—
Amortization of prior service cost	5	7	(40)	—
Recognized net actuarial (gain) or loss	226	168	(6)	—

Total net periodic pension cost	$1,508	$1,430	$104	$215

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits – (Continued)

	Pension Benefits		Post-Retirement Benefits
	12/31/06	12/31/05	12/31/06	12/31/05
Increase (decrease) in minimum liability included in other comprehensive income	$(1,380)	$1,328	N/A	N/A

Reconciliation of (accrued)/prepaid pension cost:
Accrued pension cost as of end of prior year	$(1,112)	$(2,182)	$(2,012)	$(1,832)
Contributions during the fiscal year	2,400	2,500	116	35
(Net periodic pension cost for the fiscal year)	(1,508)	(1,430)	(104)	(215)

Accrued pension cost as of fiscal year end	$(220)	$(1,112)	$(2,000)	$(2,012)

Effect of one-percentage point increase in health care cost Trend on:
Service and interest cost components of FAS 106 cost	N/A	N/A	20	31
Accumulated post-retirement benefit obligation	N/A	N/A	146	224

Effect of one-percentage point decrease in health care cost trend on:
Service and interest cost components of FAS 106 cost	N/A	N/A	(17)	(26)
Accumulated post-retirement benefit obligation	N/A	N/A	(128)	(194)

Plan asset allocation for the defined benefit plan is as follows:

		Percentage of Plan Assets as of
Asset Category	Target Allocation	12/31/06	12/31/05
Equity securities	65%	66%	65%
Debt securities	35%	34%	35%
Other	0%	0%	0%

Total	100%	100%	100%

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

Cash Flows Contributions: There are no required contributions for the defined benefit plan during 2007, attributable to 2006.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12. Employee Benefits – (Continued)

The following benefit payments reflecting expected future service are to be paid as follows:

Fiscal Year(s) Ending	Pension Benefits	Post- retirement Benefits
12/31/07	$834	$61
12/31/08	1,927	72
12/31/09	2,381	88
12/31/10	2,354	95
12/31/11	2,038	107
12/31/12 to 12/31/16	14,731	646

Total	$24,265	$1,069

	Pension Benefits		Post-Retirement Benefits
	12/31/06	12/31/05	12/31/06	12/31/05
Other accounting items:

Market-related value of assets	$23,412	$18,710	$—	$—

Amortization of prior service cost	Straight Line	Straight Line	N/A	N/A

Employer commitments to make future plan amendments (that serve as the basis of the employer’s accounting for the plan)	None	None	None	None

Deferred Compensation Benefits. BGF has deferred compensation arrangements for certain key executives, which generally provide for payments upon retirement or death. The amounts accrued under this arrangement were $2,139 and $2,136 as of December 31, 2006 and 2005, respectively, and are reflected in postretirement benefit and pension obligations and the current portion is reflected in accrued liabilities. The Company funds a portion of these obligations through life insurance contracts on behalf of the executives participating in these arrangements. Net cash surrender value included in other non-current assets was $566 and $469 at December 31, 2006 and 2005, respectively. Expenses related to these arrangements, including premiums and changes in cash surrender value, were $(14), $611 and $(61) for the years ended December 31, 2006, 2005 and 2004, respectively.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

13. Concentrations – (Continued)

The following table presents a summary of sales of significant customers as a percentage of BGF’s net sales:

	2006	2005	2004
Customer A	13.1%	12.5%	14.4%

Customer B	9.0%	6.8%	5.7%

Customer C	9.5%	4.8%	.4%

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

	2006	2005	2004
United States	$164,680	$142,281	$145,860
Foreign	12,692	10,623	9,982

	$177,372	$152,904	$155,842

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

Pension Plan Costs. Substantially all of the Company’s eligible employees have elected to participate in its defined benefit pension plan. Because pension obligations are ultimately settled in future periods, the determination of the annual pension expense and pension liabilities is subject to estimates and assumptions, such as the discount rate, which are reviewed annually and are based on current rates and trends. Due to historically low interest rates we have had to make higher cash contributions to maintain the funded status of this plan. The Company expects this trend may continue in the future, which it would fund using cash flows from operations or borrowings under the WFF Loan. The Company cannot predict whether investment returns will be sufficient to fund all of its future retirement benefits. To the extent the pension plan assets are not sufficient to fund future retirement benefits for the employees, the average age of which is relatively higher than other companies, the Company would be required to fund any shortfall using cash generated by its operations. Furthermore, at any time, the federal laws governing pension plans or the administrative interpretations of those laws may be amended in a manner that could increase our pension plan costs and liabilities.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

15. Commitments and Contingencies – (Continued)

From time to time, the Company is involved in various other legal proceedings and environmental matters arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company’s financial position or results of operations.

As permitted by Delaware law, the Company has entered into indemnification agreements pursuant to which the Company indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request, in such capacity. The maximum potential amount of future payments that the Company could be required to make under these agreements is limited. As a result of its insurance coverage, the Company believes that the estimated fair value of the Company’s indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of December 31, 2006 and 2005.

Operating Leases. The Company leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and non-cancelable operating leases. Rent expense amounted to $1,091, $1,152 and $1,214 for the years ended December 31, 2006, 2005 and 2004, respectively. Under the terms of non-cancelable operating leases, the Company is committed to the following future minimum lease payments at December 31, 2006:

Fiscal Year
2007	$639
2008	480
2009	207
2010	198
Thereafter	243

16. Related Party Transactions

Related party balances at December 31, 2006, 2005, and 2004 and transactions for the years ended December 31 were as follows:

	2006	2005	2004
Trade accounts receivable from Porcher	$158	$37	$144

Trade accounts receivable from other affiliated companies	$358	$188	$607

Sales to Porcher and affiliates	$1,673	$352	$349

Fees to a subsidiary of Glass Holdings	$850	$720	$1,367

Fees to an affiliate included in accounts payable	$9	$16	$767

Fees to an affiliate of Porcher	$645	$—	$—

Due from affiliate in other current assets	$—	$—	$3

Purchases from Porcher and affiliated companies, excluding AGY Holding Corp.	$3,002	$516	$4,254

Affiliated purchases included in accounts payable	$781	$577	$599

Payable to AGY Holding Corp.	$2,188	$847	$739

Receivable from AGY Holding Corp.	$—	$—	$5

Reimbursable expenses and lease income from AGY Holding Corp.	$—	$25	$1,227

Purchases from AGY Holding Corp.	$39,776	$30,426	$25,543

Commissions to Porcher	$43	$44	$70

Commissions to Porcher affiliates	$119	$33	$—

Receivable from sale of manufacturing equipment to an affiliate of Porcher Industries	$—	$—	$600

The fees to a subsidiary of Glass Holdings for 2004 of $1,367 include a one-time management fee of $767. The fees paid to an affiliate of Porcher are management fees.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Related Party Transactions—(Continued)

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

On December 10, 2002, Advanced Glassfiber Yarns LLC , a major supplier and affiliate of BGF, filed for protection under Chapter 11 of the U. S. bankruptcy code. On April 2, 2004, AGY Holding Corp. (“AGY”) emerged from bankruptcy. As part of AGY’s reorganization, the glass yarn operation at the South Hill facility was closed effective September 30, 2004 and the supply agreement relating to this facility with BGF was terminated. Porcher Industries, which owns BGF through a US holding company, previously owned a 51% interest in Advanced Glassfiber Yarns LLC. In conjunction with AGY’s emergence, Porcher Industries indirectly received a 15% interest in the newly emerged AGY entity, AGY Holding Corp., in exchange for entering into a supply agreement with AGY Holding Corp. through December 31, 2007. The supply agreement which has been extended through 2009, provides BGF with an economic incentive, but not an obligation, to purchase yarn from AGY. On April 7, 2006, AGY Holding Corp. was sold to a private equity investment firm. As a result, Porcher Industries no longer retains an interest in AGY Holding Corp.

During the first quarter of 2003, the Company’s parent at that time, Glass Holdings Corp., received a tax refund related to the filing of the 2002 consolidated tax return. In March 2003, $15,619 of this tax refund was remitted to BGF, of which $9,624 was applied to the loan receivable from Glass Holdings Corp. The remaining balance of $5,995 reduced the Company’s income tax receivable. An additional $500 from Glass Holdings Corp. was received in January 2003 and another $500 in June 2003. These amounts were applied against the loan receivable. During the second quarter of 2004, Glass Holdings Corp. paid an additional $344 to BGF. This amount was also applied against the loan receivable. Subsequent to receipt of this payment, the unpaid principal balance on the loan receivable totaled $97,711. In July 2004, the note receivable was canceled. Because the Company previously fully reserved the unpaid principal balance of the note in 2002, there was no financial statement impact as a result of the cancellation.

The Company is the guarantor of an executive’s deferred compensation agreement with a subsidiary of Glass Holdings LLC.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

17. Quarterly Financial Information (Unaudited)

The Company has set forth selected quarterly financial data for the years ended December 31, 2006 and 2005.

2006 by Quarter	First	Second	Third	Fourth
Net sales	$45,899	$46,323	$43,672	$41,478
Gross profit	8,143	7,804	6,687	6,661
Operating income	5,187	4,395	3,562	3,638
Net income	2,393	1,456	2,451	661

2005 by Quarter	First	Second	Third	Fourth
Net sales	$37,045	$41,728	$36,664	$37,467
Gross profit (loss)	4,839	6,613	5,402	(225)
Operating income (loss)	2,304	3,844	3,198	(2,878)
Net income (loss)	(717)	948	378	(5,544)

18. Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. For BGF, SFAS No. 158 is effective as of the end of fiscal years ending after June 15, 2007. The Company is currently assessing the impact of SFAS No. 158 on its financial statements. However, based on the current funded status of our defined benefit pension and postretirement medical plans, the Company would be required to increase its total liability by $3,900 for pension, which would result in an estimated decrease to stockholder’s equity of approximately $3,600, net of taxes, in the Company’s balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2007, the actual rate of return on our pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since the Company’s last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the financial statements at December 31, 2007.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

18. Recent Accounting Pronouncements —(Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact, if any of SFAS 159 on its financial statements.

19. Subsequent Events

On February 26, 2007 the Company entered into a real estate contract (the “contract”) to sell its South Hill, VA heavyweight fabrics facility. The contract provides for (i) a selling price of $340, (ii) a renewal term of December 31, 2013 for the lease of its warehousing and non woven manufacturing facility in Altavista, VA and (iii) a sixty day due diligence period for the buyer prior to closing. No assurance can be given at this point that the proposed transaction will close under the above disclosed terms or at all.

On February 13, 2007, a significant customer of the Company filed for protection under Chapter 7 of the US Bankruptcy Code. As a result, the Company increased its allowance for doubtful accounts for this customer as of December 31, 2006 to $272. The remaining unreserved accounts receivable balance for this customer is $56 at December 31, 2006. However, given the high level of uncertainty this early in the procedure, no assurance can be given as to the amount the Company will recover, if any.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

		Column C
Column A	Column B	Additions		Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts)	Deductions	Balance at End of Period
Allowance for doubtful accounts, returned goods and discounts deducted from accounts receivable in the balance sheets:
Year ended December 31, 2006	$396	$190	$—	$10	$576
Year ended December 31, 2005	$366	$234	$—	$204	$396
Year ended December 31, 2004	$344	$122	$—	$100	$366

Allowance for obsolete inventory:
Year ended December 31, 2006	$2,450	$920	$—	$1,178	$2,192
Year ended December 31, 2005	$2,209	$3,174	$—	$2,933	$2,450
Year ended December 31, 2004	$2,363	$2,033	$—	$2,187	$2,209

Restructuring Reserve:
Year ended December 31, 2006	$—	$—	$—	$—	$—
Year ended December 31, 2005	$—	$—	$—	$—	$—
Year ended December 31, 2004	$16	$—	$—	$16	$—

Environmental Reserve:
Year ended December 31, 2006	$2,880	$300	$—	$962	$2,218
Year ended December 31, 2005	$2,696	$340	$—	$156	$2,880
Year ended December 31, 2004	$2,736	$—	$—	$40	$2,696

S-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2007.

BGF INDUSTRIES, INC.

By:	/s/ James R. Henderson
James R. Henderson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2007.

Signature	Title

/s/ Philippe Porcher Philippe Porcher	Chairman of the Board of Directors

/s/ James R. Henderson James R. Henderson	President (Principal Executive Officer)

/s/ Philippe R. Dorier Philippe R. Dorier	Chief Financial Officer (Principal Financial and Accounting Officer)