Form 10-Q
period 2007-03-31
BGF INDUSTRIES INC
filed 2007-05-14
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There is no established trading market for the Common Stock of the Registrant. All shares of Common Stock are held by an affiliate of the Registrant. As of May 14, 2007, there were 1,000 shares of Common Stock outstanding.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2007

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

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

BALANCE SHEETS

(dollars in thousands)

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,369	$3,644
Trade accounts receivable, less allowance for returns and doubtful accounts of $668 and $575, respectively	18,940	15,552
Inventories	27,397	30,328
Other current assets	526	787
Assets held for sale	245	245

Total current assets	48,477	50,556
Net property, plant and equipment	28,848	29,338
Deferred income taxes	1,409	1,230
Other noncurrent assets, net	2,330	2,530

Total assets	$81,064	$83,654

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$9,463	$7,993
Accrued liabilities	5,015	11,194
Deferred tax liability	1,409	1,230
Current portion of long-term debt	1,200	1,200

Total current liabilities	17,087	21,617
Long-term debt, net of discount of $314 and $356, respectively	87,800	88,100
Finance obligation	2,832	2,818
Postretirement benefit and pension obligations	4,557	4,240
Long-term tax liability	873	—

Total liabilities	113,149	116,775

Commitments and contingencies
Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(67,085)	(68,121)

Total stockholder’s deficit	(32,085)	(33,121)

Total liabilities and stockholder’s deficit	$81,064	$83,654

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)
Net sales	$47,864	$45,899
Cost of goods sold	41,495	37,756

Gross profit	6,369	8,143
Selling, general and administrative expenses	2,806	2,956

Operating income	3,563	5,187
Interest expense	2,699	2,796
Other (income) expense, net	(70)	(2)

Income before income taxes	934	2,393
Income tax expense (benefit)	90	—

Net income and total comprehensive income	$844	$2,393

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$844	$2,393
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation	1,095	1,236
Amortization	214	210
Amortization of discount on notes	42	42
(Gain) loss on disposal of equipment	(30)	—
Noncash interest on finance obligation	14	12
Change in assets and liabilities:
Trade accounts receivable, net	(3,388)	(3,363)
Inventories	2,931	(2,822)
Current income tax refundable	(1,055)	—
Other current assets	261	92
Other assets	(14)	(21)
Accounts payable	1,470	3,336
Accrued liabilities	(5,122)	(2,544)
Postretirement benefit and pension obligations	317	503
Other liabilities	1,064	—

Net cash used in operating activities	(1,357)	(926)

Cash flows from investing activities:
Purchases of property, plant and equipment	(609)	(346)
Proceeds from sale of equipment	34	—

Net cash used in investing activities	(575)	(346)

Cash flows from financing activities:
Book overdraft	—	(416)
Proceeds from revolving credit facility	—	13,600
Payments on revolving credit facility	—	(11,600)
Payments on term loan	(343)	(312)

Net cash (used in) provided by financing activities	(343)	1,272

Net increase (decrease) in cash and cash equivalents	(2,275)	—
Cash and cash equivalents at beginning of period	3,644	—

Cash and cash equivalent at end of period	$1,369	—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,473	$4,548

Cash paid during the period for income taxes	$16	$12

Supplemental disclosure of non-cash investing activities: financing activities
Property and equipment financed in accounts payable	$43	$19

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of BGF Industries, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of results of operations have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the audited financial statements of BGF Industries, Inc. as of and for the year ended December 31, 2006 on file with the Securities and Exchange Commission in the Company’s 2006 Annual Report on Form 10-K.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in this Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

2.	Liquidity and Financial Condition

The Company had net income of $844 for the three months ended March 31, 2007 and a $32,085 stockholder’s deficit as of March 31, 2007. In the year ended December 31, 2006, the Company had net income of $6,961 and had a $33,121 stockholder’s deficit as of December 31, 2006.

On June 6, 2003, the Company entered into a five year financing arrangement (the “WFF Loan”) with Wells Fargo Foothill, Inc. (“WFF”). See Note 9 for details regarding this arrangement.

The Company’s continued existence is dependent upon several factors including its ability to continue to generate sufficient operating cash flow to fund its operations and interest payments on its Senior Subordinated Notes and its ability to continue to meet its financial covenants and make required payments under the WFF Loan. (See Note 9.) While the Company’s performance to date in 2007 has enabled it to meet its financial obligations, there can be no assurance that the Company will be able to sustain its current level of operations. The Company continues to evaluate its current business plan in light of the current market conditions.

3.	Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
Supplies	$1,770	$1,702
Raw materials	2,567	4,599
Stock-in-process	3,509	3,617
Finished goods	21,538	22,602

Total inventories – gross	29,384	32,520
Less: writedowns	(1,987)	(2,192)

Total inventories - net	$27,397	$30,328

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

4.	Other Current Assets

Other current assets consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
Prepaid Insurance	$149	$267
Miscellaneous non-trade receivables	366	502
Other	11	18

Total other current assets	$526	$787

Miscellaneous non-trade receivables consists of $281 and $337 at March 31, 2007 and December 31, 2006, respectively, due from the Town of Altavista as reimbursement in the storm water phase of the Company’s environmental remediation and $72 at March 31, 2007 and December 31, 2006 due from an insurance claim. The remaining balances of $13 and $93 at March 31, 2007 and December 31, 2006, respectively, are made up of affiliated and miscellaneous employee advances.

5.	Assets Held for Sale

In September 2004, the Company’s board made the decision to hold for sale the land and building of the South Hill heavyweight fabrics facility. In June 2006, the Company made the decision to hold for sale equipment at the same facility. As of December 31, 2006, the equipment that was held for sale was either sold or written down as an asset impairment. The remaining assets have a net book value as of March 31, 2007 and December 31, 2006 of $245 and have been classified as a current asset on the balance sheets.

On February 26, 2007, the Company entered into a real estate contract (the “contract”) to sell its South Hill, VA heavyweight fabrics facility. The contract provides for (i) a selling price of $340, (ii) a renewal term of December 31, 2013 for the lease of its warehousing and non woven manufacturing facility in Altavista, VA and (iii) a sixty-day due diligence period for the buyer prior to closing. In April 2007, the contract was amended to extend the due diligence period by thirty days. No assurance can be given at this point that the proposed transaction will close under the above disclosed terms or at all.

6.	Net Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
Land	$2,879	$2,879
Buildings	38,122	37,981
Machinery and equipment	83,220	82,851

Gross property, plant and equipment	124,221	123,711
Less: accumulated depreciation	(95,373)	(94,373)

Net property, plant and equipment	$28,848	$29,338

During the fourth quarter of 2006, the Company entered into an agreement to give certain equipment at the South Hill heavyweight fabrics facility to an affiliate. As a result, the Company recorded a $275 write-down to reduce the carrying value of the remaining machinery and equipment to zero.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

7.	Other Noncurrent Assets, Net

Other noncurrent assets, net consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
Debt issuance costs	$5,645	$5,645
Accumulated amortization	(4,451)	(4,240)

	1,194	1,405
Security deposits	515	525
Other noncurrent assets	621	600

Total other noncurrent assets, net	$2,330	$2,530

Debt issuance costs are being amortized over the lives of the respective debt instruments.

Amortization of deferred financing charges of $211 and $207 for the three months ended March 31, 2007 and 2006, respectively, has been included in interest expense.

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
Interest	$1,836	$3,996
Environmental	969	2,218
Profit Sharing	349	1,288
Payroll	623	547
Other employee benefits, including current portion of deferred compensation	459	1,603
Medical benefits	652	622
Other	127	920

Total accrued liabilities	$5,015	$11,194

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

The cleanup was divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management phase was completed during the second quarter of 2006. The Company requested reimbursement from the Town of Altavista for 80% of the costs borne in this project as the scope of work centers primarily on site utilities. The Town of Altavista agreed to a total reimbursement of $396 which is to be paid in equal installments over the next seven years. Payments began in January 2007. A discounted receivable of $281 has been recorded at March 31, 2007. The soil remediation phase of the cleanup started in November 2006 and was completed in March 2007. The reconstruction phase has begun following completion of the soil remediation. The Company plans to place deed restrictions on the Altavista property, including restrictions limiting the property’s use consistent with a “low occupancy area” within the meaning of the EPA rules.

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

A reserve of $2,098 for the environmental issues at the Altavista facility was recorded at December 31, 2006 which reflected the accepted bid from the contractor for the soil remediation work of $2,321 plus $150 estimated additional expenses to be incurred for testing and post-cleanup reconstruction. The reserve was reduced by expenses incurred through December 2006 of $373. During the first quarter of 2007, the reserve has been increased by $430 to reflect changes in estimated costs due to the quantity of soil being removed. Expenses incurred during the three months ending March 31, 2007 were $1,679 which reduced the reserve balance at March 31, 2007 to $849. Remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

•

The portion of the drainage ditch east of the railroad tracks is outside the scope of the self-implemented cleanup. There has been no indication whether the State of Virginia or the EPA will seek to require the Company to undertake work in this drainage ditch. No cleanup plan or estimate for this work has been developed.

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

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

8.	Accrued Liabilities – (Continued)

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. The Company may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of March 31, 2007 and December 31, 2006, the Company had a reserve of $120 for the above-described environmental issues at the Cheraw facility.

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

Other employee benefits. In 2006, the Company approved a management bonus of $1,327 which was paid during the first quarter of 2007.

Current contribution to retirement plan. In order to continue to provide all distribution options allowed by the defined benefit plan, the Company accelerated its 2005 contributions and paid $2,400 into the plan on July 17, 2006. (See Note 11).

9.	Debt

Debt consists of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
WFF Loan:
Term loan	$5,414	$5,756
Revolver	—	—
Senior Subordinated Notes, net of unamortized discount of $314 and $356, respectively	83,586	83,544

Total debt	89,000	89,300
Current Maturities	1,200	1,200

Long-term debt	$87,800	$88,100

On June 6, 2003, the Company obtained the WFF Loan.

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

On December 1, 2006, the Company entered an amendment to the WFF Loan. The amendment provided for the following: (1) increased the maximum facility size to $27,000; (2) reloaded the term loan back to $6,000; (3) increased the maximum revolver credit line to $21,000; (4) increased the minimum EBITDA requirements for financial covenants to not less than $15,000 calculated on a trailing 12 month basis; (5) reduced the spread on interest rates by approximately 100 basis points; and (6) increased the annual cap on capital expenditures to $4,500.

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

WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10,000 or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 2.25% or the Wells Fargo Prime Rate (RR) + 0.00% for the revolver if the trailing twelve months EBITDA exceeds $20,000 with a 25 basis points increase if the trailing twelve months EBITDA exceeds $17,000 but is less than or equal to $20,000 and a further 25 basis points increase if the trailing twelve months EBITDA is less than or equal to $17,000; (3) borrowing rates of LIBOR + 2.5% or RR + .25% for the term loan with, at all times, a minimum rate of 5% for both facilities; and (4) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a $4,500 cap on annual capital expenditures; and (iv) an early termination fee.

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

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. and two of NVH, Inc.’s subsidiaries, Glass Holdings LLC and BGF Services, Inc. As of March 31, 2007 amounts outstanding under the WFF Loan totaled $5,414 which consisted solely of $5,414 under the term loan. As of December 31, 2006 amounts outstanding under the WFF Loan totaled $5,756, which consisted solely of $5,756 under the term loan. As of March 31, 2007, the company had exercised its LIBOR Rate option on $5,000 of its borrowings on the term loan. As of December 31, 2006, the Company had not exercised its LIBOR Rate option on any of its borrowings on the term loan or the revolver. The interest rate as of March 31, 2007 on the outstanding amounts under the LIBOR options on the term loan was 7.82%. The interest rate as of March 31, 2007 and December 31, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan was 8.5%.

Availability under the revolver at March 31, 2007 and December 31, 2006 was $17,556 and $14,651, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $165 a week in 2007 and 2006, and is reset to $0 when such payment is made. As of March 31, 2007 and December 31, 2006, the total outstanding reserves amounted to $1,985 and $3,969, respectively.

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

The fair value of the Senior Subordinated Notes as of March 31, 2007 and December 31, 2006 was $82,642 and $81,383, respectively.

The Company has been in compliance with all of the covenants and ratios under the WFF Loan and the indenture governing its Senior Subordinated Notes for all periods presented.

10.	Income Taxes

The effective tax rate for the three months ended March 31, 2007 and March 31, 2006 was 9.7% and 0.0%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes. On January 1, 2007, we adopted the provisions of FIN 48. (See note 14 - Recent Accounting Pronouncements.) As a result we have recognized an adjustment of $193 in retained earnings for unrecognized tax benefits and recorded a long-term tax liability of $873 representing unrecognized tax benefits, penalties and interest as of March 31, 2007. Recognition of this tax benefit would affect our effective rate.

11.	Employee Benefits

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

Net periodic pension costs for the three months ended March 31, 2007 and March 31, 2006 are as follows:

	Pension Benefits		Post-Retirement Benefits
	For the Three Months Ended (unaudited)		For the Three Months Ended (unaudited)
	2007	2006	2007	2006
Net periodic pension cost:
Service cost	$340	$342	$19	$32
Interest cost	390	354	21	35
Expected return on plan assets	(454)	(370)	(10)	—
Amortization of prior service cost	—	1	—	—
Recognized net actuarial (gain) or loss	19	60	(1)	5

Total net periodic pension cost	$295	$387	$29	$72

There are no expected required employer contributions for the defined benefit plan for the year ended December 31, 2007.

Expected net employee contributions for the postretirement benefit plan for the year ended December 31, 2007 are $123.

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

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)
United States	$42,409	$43,893
Foreign	5,455	2,006

	$47,864	$45,899

13.	Commitments and Contingencies

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

Operating Leases. The Company leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and non-cancelable operating leases. Rent expense amounted to $293 and $274 for the three months ended March 31, 2007 and March 31, 2006, respectively. Under the terms of non-cancelable operating leases, the Company is committed to the following future minimum lease payments at March 31, 2007:

Fiscal Year
2007	822
2008	684
2009	369
2010	353
Thereafter	1,201

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

13.	Commitments and Contingencies – (Continued)

We and certain of our affiliates (collectively referred to as the “Porcher Group”) have agreed to amend and restate the terms of the supply agreement originally dated April 2, 2004 between the Porcher Group and AGY Holding Corp. Under the terms of this new agreement that became effective January 1, 2007, we have an economic incentive, but not an obligation, to purchase yarn from AGY.

14.	Recent Accounting Pronouncements

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax position for financial statement purposes. Historically, we accounted for uncertainty in income taxes in accordance with SFAS 5, “Accounting for Contingencies”, based on whether we determined that our tax position is “probable” under current tax law of being sustained, as well as an analysis of potential outcomes under a given set of facts and circumstances. FIN 48 requires that tax positions be sustainable based on a “more likely than not” standard under current tax law benefit recognition, and adjusted to reflect the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, we recognized an adjustment of $193 in retained earnings for unrecognized income tax benefits. The recognition of this benefit resulted in an increase to the opening balance of retained earnings. The total unrecognized tax benefits, penalties, and interest as of January 1, 2007 is as follows:

Unrecognized tax benefits	$589
Penalties	227
Interest	55

Total FIN 48 liability at adoption	$871

This amount has been classified as Long-Term Tax Liabilities on the Balance Sheet. All of the unrecognized tax benefit above would affect our effective tax rate if recognized.

FIN 48 requires that penalties and interest be accrued as appropriate for uncertain tax positions. It is our policy to classify penalties and interest as part of Income Tax Expense on the Statements of Operations and Comprehensive Income (Loss).

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. For BGF, SFAS No. 158 is effective as of the end of fiscal years ending after June 15, 2007. The Company is currently assessing the impact of SFAS No. 158 on its financial statements. However, based on the current funded status of our defined benefit pension and postretirement medical plans, the Company would be required to increase its total liability by $3,361 for pension and postretirement medical benefits, which would result in an estimated decrease to stockholder’s equity of approximately $3,035, net of taxes, in the Company’s balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2007, the actual rate of return on our pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since the Company’s last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the financial statements at December 31, 2007.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

14.	Recent Accounting Pronouncements – (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact, if any of SFAS 159 on its financial statements.

15.	Related Party Transactions

We are wholly owned by Porcher Industries through NVH, Inc., a U.S. holding company. In July, 2004, our previous parent, Glass Holdings Corp., converted to a limited liability company and subsequently distributed its stock in BGF to NVH, Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a 100% owned subsidiary of Porcher Industries, S.A. Porcher Industries owned a 15% interest in AGY Holding Corp., a major supplier of BGF, through Nouveau Verre Holdings, LLC, a 100% subsidiary of Nouveau Verre Holdings, Inc. In April 2006, AGY Holding Corp. was sold to a private equity investment firm. As a result, Porcher Industries no longer retains an interest in AGY Holding Corp. Glass Holdings LLC owns 100% of BGF Services, Inc. We have ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, S.A., NVH, Inc. and other wholly-owned subsidiaries of NVH, Inc., as well as other affiliates of Porcher Industries, S.A. Mr. Robert Porcher, our former Chairman of the Board and Chief Executive Officer, beneficially owns a controlling interest in Porcher Industries and Mr. Philippe Porcher, our current Chairman of the Board and Chief Executive Officer also owns an interest in Porcher Industries. For more information as of December 31, 2006, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our Annual Report on Form 10-K.

We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings LLC, that cover the periodic management services of certain Porcher Industries employees and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Philippe Porcher and Dorier. In connection with these arrangements with BGF Services, we incurred expenses of $0.2 million during the first three months ending March 31, 2007. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. In 2006, we incurred $0.6 million in management fees for such services; however, we have not and do not expect to pay these management fees in 2007.

We purchase semi-finished and finished products from Porcher Industries and its affiliates. We purchased $0.5 million of these products in the first quarter of 2007. We sell finished goods and occasionally unfinished goods directly to Porcher and its affiliates. In the first quarter of 2007, we billed Porcher Industries and its affiliates $0.1 million for these goods. We believe that prices for these transactions are comparable to those paid to third parties.

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

You should read the following discussion and analysis in conjunction with the accompanying financial statements and related notes, and with our audited financial statements and related notes as of and for the year ended December 31, 2006 set forth in our 2006 Annual Report on Form 10-K.

Overview and Trends Affecting Our Business

Our business focuses on the production of value-added specialty woven fabrics, non-woven fabrics and parts made from glass, carbon, and aramid yarns. Our products are a critical component in the production of a variety of electronic, filtration, composite, insulation, protective, construction and commercial products. Our glass fiber fabrics are used by our customers in printed circuit boards, which are integral to virtually all advanced electronic products, including computers and cellular telephones. Our products are also used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, power generation and oil refining. In line with our strategy of continued new product development, we realized 13.0% of our sales in the first quarter 2007 from products that are new within the last three years.

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

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect our more complex judgments and estimates are described in the Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	86.7	82.3

Gross profit	13.3	17.7
Selling, general and administrative expenses	5.9	6.4

Operating income	7.4	11.3
Interest expense	5.6	6.1
Other (income), net	(.1)	—

Income before income taxes	1.9	5.2
Income tax expense	0.2	—

Net income	1.7%	5.2%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales. Net sales increased $2.0 million, or 4.3%, to $47.9 million in the three months ended March 31, 2007 from $45.9 million in the three months ended March 31, 2006.

Sales of our composite fabrics, which are used in various applications including structural aircraft parts and interiors, have represented approximately 32.5% and 31.5% of our total net sales for the three months ending March 31, 2007 and March 31, 2006, respectively. Sales of these fabrics increased $1.1 million, or 7.4%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 as a result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics, which are used by industrial customers to control emissions into the environment, have represented approximately 22.4% and 20.5% of our total net sales for the three months ending March 31, 2007, and March 31, 2006, respectively. Sales of these fabrics increased $1.3 million, or 13.4%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase is due primarily to a higher value product mix.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, represented 15.2% and 14.8% of our total net sales for the three months ending March 31, 2007 and March 31, 2006, respectively. Sales of these products increased $0.5 million, or 7.4%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to a price increase and continued increased purchases by customers who supply the U.S. military.

Sales of our insulation fabrics, which are used for high temperature products, represented approximately 6.3% of our net sales for the three months ended March 31, 2007 as compared to 5.8% for the three months ended March 31, 2006. Sales of insulation fabrics increased $0.4 million, or 13.5%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due primarily to increased sales to automotive customers.

Sales of our electronics fabrics, which are used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes represented approximately 15.3% of our total net sales over the past year as compared to 17.6% for the same time period in the prior year. Buyers of our electronic fabrics are primarily based in North America. Sales of electronic fabrics decreased $0.9 million, or 10.6%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to lower market demand. Long-term sales of these fabrics will continue to be adversely affected by the movement of electronic industry production outside of North America to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit Margins. Gross profit margins decreased to 13.3% in the three months ended March 31, 2007 from 17.7% in the three months ended March 31, 2006, due primarily to a nonrecurring increase in our environmental reserve, an increase in our bad debt reserve following the bankruptcy filing of a customer, and a slightly less favorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.2 million to $2.8 million in the three months ended March 31, 2007 from the three months ended March 31, 2006, due primarily to employee and retiree benefits.

Operating Income. As a result of the aforementioned factors, operating income decreased $1.6 million to $3.6 million, or 7.4% of net sales, in the three months ended March 31, 2007, from $5.2 million, or 11.3% of net sales, in the three months ended March 31, 2006.

Interest Expense. Interest expense decreased $0.1 million to $2.7 million, or 5.6% of net sales, in the three months ended March 31, 2007 from $2.8 million, or 6.1% of net sales, in the three months ended March 31, 2006.

Income Tax Expense. The effective tax rates in the three months ended March 31, 2007 and 2006 were 9.7% and 0.0%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes.

Net Income. As a result of the aforementioned factors, our net income decreased $1.6 million to a net income of $0.8 million in the three months ended March 31, 2007 from a net income of $2.4 million in the three months ended March 31, 2006.

Balance Sheets

Accounts Receivable. Accounts receivable increased $3.4 million, or 21.8%, from December 31, 2006 to March 31, 2007. This increase was a result of the increased sales in the first quarter of 2007.

Inventory. Inventory decreased $2.9 million, or 9.7%, from December 31, 2006 to March 31, 2007. This was mainly due to an increase in purchases of inventory at year-end in order to guarantee availability of product and to take advantage of lower costs prior to anticipated price increases. Sales and manufacturing volumes increased in the first quarter of 2007.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $4.7 million, or 24.5%, from December 31, 2006 to March 31, 2007. This decrease was primarily the result of a decrease in accrued interest payable, environmental reserve, employee benefits and accrued income taxes payable offset by an increase in trade payables.

Long-term Tax Liability. Long-term tax liabilities are $0.9 million and $0.0 million at March 31, 2007 and December 31, 2006 respectively. The liability is a result of adopting the provisions of FIN 48 as of January 1, 2007 and represents unrecognized tax benefits, penalties, and interest as of March 31, 2007. See note 10.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on our $83.6 million Senior Subordinated Notes ($83.9 million net of unamortized discount of $0.3 million), principal and interest payments on the WFF Loan, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity in January 2009. Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations, combined with availability under the WFF Loan, will be adequate to meet our liquidity needs for the next twelve months. However, this forward-looking statement is subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” included below.

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

On April 4, 2005, the Company executed an amendment to the WFF Loan to increase its total borrowing availability by approximately $5.0 million. The amendment was deemed to be effective as of March 31, 2005. The amendment provided for the following: (1) reduced the maximum facility size to $25.0 million; (2) reloaded the term loan back to the lesser of $6.0 million or 70% of the orderly liquidation value of eligible equipment; (3) increased the advance rate on finished goods inventory from 45% to 55%; (4) reduced the Excess Availability to $1.0 million at all times; and (5) released the $0.6 million environmental reserve previously in place.

On October 31, 2005, the Company executed an amendment to the WFF Loan to increase its cap on capital expenditures to $3.5 million annually. The amendment was deemed effective as of June 30, 2005.

On December 1, 2006, the Company entered an amendment to the WFF Loan. The amendment provided for the following: (1) increased the maximum facility size to $27.0 million; (2) reloaded the term loan back to $6.0 million (3) increased the maximum revolver credit line to $21.0 million; (4) increased the minimum EBITDA requirements for financial covenants to not less than $15.0 million calculated on a trailing 12 month basis; (5) reduced the spread on interest rates by approximately 100 basis points; and (6) increased the annual cap on capital expenditures to $4.5 million.

The WFF Loan, as amended, has a maximum revolver credit line of $21.0 million with a letter of credit sub-line of $4.0 million, an inventory sub-line of $10.0 million and a term loan of $6.0 million, of which the principal was fully funded at the amendment date and is being amortized over 60 months.

WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10.0 million or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 2.25% or the Wells Fargo Prime Rate (RR) + 0.00% for the revolver if the trailing twelve months EBITDA exceeds $20.0 million with a 25 basis points increase if the trailing twelve months EBITDA exceeds $17.0 million but is less than or equal to $20.0 million and a further 25 basis points increase if the trailing twelve months EBITDA is less than or equal to $17.0 million; (3) borrowing rates of LIBOR + 2.5% or RR + .25% for the term loan with, at all times, a minimum rate of 5% for both facilities; and (4) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a $4.5 million cap on annual capital expenditures, and (iv) an early termination fee.

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

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. As of March 31, 2007 amounts outstanding under the WFF Loan totaled $5.4 million which consisted solely of $5.4 under the term loan. As of December 31, 2006 amounts outstanding under the WFF Loan totaled $5.8 million which consisted solely of $5.8 million under the term loan. As of March 31, 2007, the company had exercised its LIBOR Rate option on $5.0 million of its borrowings on the term loan. As of December 31, 2006, the Company had not exercised its LIBOR Rate option on any of its borrowings on the term loan or the revolver. The interest rate as of March 31, 2007 on the outstanding amounts under the LIBOR options on the term loan was 7.8%. The interest rate as of March 31, 2007 and December 31, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan was 8.5%.

Availability under the revolver at March 31, 2007 and April 30, 2007 was $17.6 million and $16.7 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $0.2 million a week in 2007 and 2006, and is reset to $0 when such payment is made. As of March 31, 2007 and April 30, 2007, the total outstanding reserves amounted to $2.0 million and $2.6 million, respectively.

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The indenture governing the Senior Subordinated Notes does not allow the Company to pay dividends or distributions on its outstanding capital stock (including to its parent) and limits or restricts the Company’s ability to incur additional debt, repurchase securities, make certain prohibited investments, create liens, transfer or sell assets, enter into transactions with affiliates, issue or sell stock of a subsidiary or merge or consolidate without the consent of the trustee or a certain percentage of the holders. In particular, the Company is prohibited from incurring additional debt or making certain additional investments unless it maintains a consolidated fixed charge coverage ratio of greater than 2.0 to 1.0. The indenture permits the trustee or the holders of 25% or more of the Senior Subordinated Notes to accelerate payment of the outstanding principal and accrued and unpaid interest upon certain events of default, including failure to make required payments of principal and interest when due, uncured violations of the material covenants under the indenture or if lenders accelerate payment of the outstanding principal and accrued unpaid interest due to an event of default with respect to at least $5.0 million of other debt of the Company, such as the WFF Loan.

The fair value of the Senior Subordinated Notes as of March 31, 2007 and April 27, 2007 was $82.6 million and $83.1 million, respectively.

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

Net Cash Used In Operating Activities. Net cash used in operating activities was $1.4 million for the three months ended March 31, 2007 compared with net cash used in operating activities of $0.9 million for the three months ended March 31, 2006 and was primarily the result of a decrease in net income and a working capital increase.

Net Cash Used In Investing Activities. Net cash used in investing activities was $0.6 million and $0.3 million for the three months ended March 31, 2007 and March 31, 2006, respectively, due primarily to the purchases of property, plant and equipment.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2007, compared with net cash provided in financing activities of $1.3 million for the three months ended March 31, 2006 and was primarily the result of payments on the term loan.

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

The cleanup was divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management phase was completed during the second quarter of 2006. The Company requested reimbursement from the Town of Altavista for 80% of the costs borne in this project as the scope of work centers primarily on site utilities. The Town of Altavista agreed to a total reimbursement of $0.4 million which is to be paid in equal installments over the next seven years. Payments began in January 2007. A discounted receivable of $0.3 million has been recorded at March 31, 2007. The soil remediation phase of the cleanup started in November 2006 and was completed in March 2007. The reconstruction phase has begun following completion of the soil remediation. The Company plans to place deed restrictions on the Altavista property, including restrictions limiting the property’s use consistent with a “low occupancy area” within the meaning of the EPA rules.

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

A reserve of $2.1 million for the environmental issues at the Altavista facility was recorded at December 31, 2006 which reflected the accepted bid from the contractor for the soil remediation work of $2.3 million plus $0.2 million estimated additional expenses to be incurred for testing and post-cleanup reconstruction. The reserve was reduced by expenses incurred through December of $0.4 million. During the first quarter of 2007, the reserve has been increased by $0.4 million to reflect changes in estimated costs due to the quantity of soil being removed. Expenses incurred during the three months ending March 31, 2007 were $1.7 million which reduced the reserve balance at March 31, 2007 to $0.8 million. Remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

•

The portion of the drainage ditch east of the railroad tracks is outside the scope of the self-implemented cleanup. There has been no indication whether the State of Virginia or the EPA will seek to require the Company to undertake work in this drainage ditch. No cleanup plan or estimate for this work has been developed.

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

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. The Company may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of March 31, 2007 and December 31, 2006, the Company had a reserve of $0.1 million for the above-described environmental issues at the Cheraw facility.

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

Allowance for Doubtful Accounts. On February 13, 2007, a significant customer of the Company filed for protection under Chapter 7 of the US Bankruptcy Code. As a result, the Company as of March 31, 2007 has fully reserved the accounts receivable balance of $0.3 million for this customer which is included in its allowance for doubtful accounts.

Contractual Obligations and Off-Balance Sheet Arrangements

For information regarding our contractual obligations as of December 31, 2006, see our 2006 Annual Report on Form 10-K. We currently have no off-balance sheet arrangements.

We and certain of our affiliates (collectively referred to as the “Porcher Group”) have agreed to amend and restate the terms of the supply agreement originally dated April 2, 2004 between the Porcher Group and AGY Holding Corp. Under the terms of this new agreement that became effective January1, 2007, we have an economic incentive, but not an obligation, to purchase yarn from AGY.

Outlook for the Remainder of 2007

The following section contains forward-looking statements about our plans, strategies and prospects during the remainder of 2007. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the important factors that could cause our actual results to differ materially from those contained in any forward-looking statements set forth under, “Disclosure Regarding Forward-Looking Statements.”

Looking ahead for the remainder of 2007:

•	Sales trends during April 2007 were comparable to the first quarter of 2007. Although no assurances can be given, we expect sales to be somewhat lower for the full year in 2007.

•	We plan to continue our efforts to maintain an inventory level consistent with sales. However, there can be no assurance that sales will continue at this same level during the remainder of 2007.

Related Party Transactions

The Company is a wholly owned subsidiary of Porcher Industries, S.A. through NVH, Inc., a U.S. holding company. The Company has ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, S.A., NVH, Inc. and wholly-owned subsidiaries of NVH, Inc., as well as other affiliates of Porcher Industries, S.A. For more information regarding these relationships, see “Note 14 - Related Party Transactions.”

Recent Accounting Pronouncements

We adopted the provisions of Financial Standards Accounting Board Interpretation No .48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax position for financial statement purposes. Historically, we accounted for uncertainty in income taxes in accordance with SFAS 5, “Accounting for Contingencies” based on whether we determined that our tax position is “probable” under current tax law of being sustained, as well as an analysis of potential outcomes under a given set of facts and circumstances. FIN 48 requires that tax positions be sustainable based on a “more likely than not” standard under current tax law benefit recognition, and adjusted to reflect the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, we recognized an adjustment of $0.2 million in retained earnings for unrecognized income tax benefits. The recognition of this benefit resulted in an increase to the opening balance of retained earnings. The total unrecognized tax benefits, penalties, and interest as of January 1, 2007 is as follows:

Unrecognized tax benefits	$0.6	million
Penalties	0.2	million
Interest	0.1	million

Total FIN 48 liability at adoption	$0.9	million

This amount has been classified as Long-Term Tax Liabilities on the Balance Sheet. All of the unrecognized tax benefit above would affect our effective tax rate if recognized.

FIN 48 requires that penalties and interest be accrued as appropriate for uncertain tax positions. It is our policy to classify penalties and interest as part of Income Tax Expense on the Statements of Operations and Comprehensive Income (Loss).

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. For BGF, SFAS No. 158 is effective as of the end of fiscal years ending after June 15, 2007. The Company is currently assessing the impact of SFAS No. 158 on its financial statements. However, based on the current funded status of our defined benefit pension and postretirement medical plans, the Company would be required to increase its total liability by $3.4 million for pension, which would result in an estimated decrease to stockholder’s equity of approximately $3.0 million, net of taxes, in the Company’s balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2007, the actual rate of return on our pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since the Company’s last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the financial statements at December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact, if any of SFAS 159 on its financial statements.

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

The fair value of the Senior Subordinated Notes as of March 31, 2007 and April 27, 2007 was approximately $82.6 million and $83.1 million, respectively. If the interest rate on borrowings under our WFF Loan as of March 31, 2007 is 100 basis points higher or lower during the next 12 months, our interest rate expense would be increased or decreased $0.1 million. As of March 31, 2007, we were not party to any derivative financial instruments.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and CFO, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our President and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

PART II - OTHER INFORMATION

Item 5.	Other Information

As reported in our 2006 Annual Report on Form 10-K, all shares of our issued and outstanding common stock are held by NVH, Inc., which is a wholly owned subsidiary of Nouveau Verre Holdings, Inc., which is a wholly owned subsidiary of Porcher Industries, S.A. The purpose of the information set forth in this section is to describe a transaction involving Nouveau Verre Holdings LLC (“NVH LLC”), which is a distinct and separate subsidiary of Nouveau Verre Holdings, Inc. The information contained herein has been provided to us by NVH LLC and we assume no responsibility for its accuracy nor any duty to update or correct such information after the date hereof.

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

Date: May 14, 2007