Form 10-Q
period 2007-06-30
BGF INDUSTRIES INC
filed 2007-08-14
CIK 1078394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There is no established trading market for the Common Stock of the Registrant. All shares of Common Stock are held by an affiliate of the Registrant. As of August 14, 2007, there were 1,000 shares of Common Stock outstanding.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

BALANCE SHEETS

(dollars in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,488	$3,644
Trade accounts receivable, less allowance for returns and doubtful accounts of $701 and $575, respectively	20,730	15,552
Inventories	28,250	30,328
Other current assets	540	787
Assets held for sale	245	245

Total current assets	56,253	50,556
Net property, plant and equipment	28,729	29,338
Deferred income taxes	1,465	1,230
Other noncurrent assets, net	2,133	2,530

Total assets	$88,580	$83,654

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$11,619	$7,993
Accrued liabilities	10,901	11,194
Deferred tax liability	1,465	1,230
Current portion of long-term debt	1,200	1,200

Total current liabilities	25,185	21,617
Long-term debt, net of discount of $272 and $356, respectively	87,542	88,100
Finance obligation	2,848	2,818
Postretirement benefit and pension obligations	2,629	4,240
Long-term tax liability	899	—

Total liabilities	119,103	116,775

Commitments and contingencies

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(65,523)	(68,121)

Total stockholder’s deficit	(30,523)	(33,121)

Total liabilities and stockholder’s deficit	$88,580	$83,654

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net sales	$50,752	$46,323	$98,616	$92,222
Cost of goods sold	42,676	38,519	84,171	76,275

Gross profit	8,076	7,804	14,445	15,947
Selling, general and administrative expenses	2,765	3,409	5,571	6,365

Operating income	5,311	4,395	8,874	9,582
Interest expense	2,696	2,789	5,395	5,585
Other (income), net	(41)	(12)	(111)	(14)

Income before income taxes	2,656	1,618	3,590	4,011
Income tax expense	1,095	162	1,185	162

Net income and total comprehensive income	$1,561	$1,456	$2,405	$3,849

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Six Months Ended June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$2,405	$3,849
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation	2,185	2,402
Amortization	429	420
Amortization of discount on notes	84	84
(Gain) on disposal of equipment	(33)	(59)
Noncash interest on finance obligation	30	27
Change in assets and liabilities:
Trade accounts receivable, net	(5,177)	(4,986)
Inventories	2,078	(693)
Current income tax refundable	(1,068)	—
Other current assets	247	(115)
Other assets	(32)	(36)
Accounts payable	3,626	1,429
Accrued liabilities	776	42
Postretirement benefit and pension obligations	(1,611)	817
Other liabilities	1,091	—

Net cash provided by operating activities	5,030	3,181

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,626)	(810)
Proceeds from sale of equipment	83	68

Net cash used in investing activities	(1,543)	(742)

Cash flows from financing activities:
Book overdraft	—	(886)
Proceeds from revolving credit facility	—	13,600
Payments on revolving credit facility	—	(11,600)
Payments on term loan	(643)	(644)

Net cash (used in) provided by financing activities	(643)	470

Net increase in cash and cash equivalents	2,844	2,909
Cash and cash equivalents at beginning of period	3,644	—

Cash and cash equivalent at end of period	$6,488	$2,909

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,639	$4,815

Cash paid during the period for income taxes	$199	$334

Supplemental disclosure of non-cash investing activities:
Property and equipment financed in accounts payable	$26	$100

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of BGF Industries, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of results of operations have been included. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company had net income of $2,405 for the six months ended June 30, 2007 and a $30,523 stockholder’s deficit as of June 30, 2007. In the year ended December 31, 2006, the Company had net income of $6,961 and had a $33,121 stockholder’s deficit as of December 31, 2006.

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

3.	Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
Supplies	$1,638	$1,702
Raw materials	3,352	4,599
Stock-in-process	4,154	3,617
Finished goods	21,240	22,602

Total inventories—gross	30,384	32,520
Less: writedowns	(2,134)	(2,192)

Total inventories—net	$28,250	$30,328

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

4.	Other Current Assets

Other current assets consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
Prepaid Insurance	$188	$267
Miscellaneous non-trade receivables	311	502
Other	41	18

Total other current assets	$540	$787

Miscellaneous non-trade receivables includes $280 and $337 at June 30, 2007 and December 31, 2006, respectively, due from the Town of Altavista as reimbursement in the storm water phase of the Company’s environmental remediation and $0 and $72 at June 30, 2007 and December 31, 2006, respectively, due from an insurance claim. The remaining balances of $31 and $93 at June 30, 2007 and December 31, 2006, respectively, are made up of affiliated and miscellaneous employee advances.

5.	Assets Held for Sale

In September 2004, the Company’s board made the decision to hold for sale the land and building of the South Hill heavyweight fabrics facility. In June 2006, the Company made the decision to hold for sale equipment at the same facility. As of December 31, 2006, the equipment that was held for sale was either sold or written down as an asset impairment. The remaining assets have a net book value as of June 30, 2007 and December 31, 2006 of $245 and have been classified as a current asset on the balance sheets.

On February 26, 2007, the Company entered into a real estate contract (the “contract”) to sell its South Hill, VA heavyweight fabrics facility. The contract provides for (i) a selling price of $340, (ii) a renewal term of December 31, 2013 for the lease of its warehousing and non woven manufacturing facility in Altavista, VA and (iii) a sixty-day due diligence period for the buyer prior to closing. In April 2007, the contract was amended to extend the due diligence period by thirty days. In July 2007, the contract was amended to extend the due diligence period by an additional sixty days. No assurance can be given at this point that the proposed transaction will close under the above disclosed terms or at all.

6.	Net Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
Land	$2,879	$2,879
Buildings	38,043	37,981
Machinery and equipment	83,594	82,851

Gross property, plant and equipment	124,516	123,711
Less: accumulated depreciation	(95,787)	(94,373)

Net property, plant and equipment	$28,729	$29,338

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

7.	Other Noncurrent Assets, Net

Other noncurrent assets, net consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
Debt issuance costs	$5,648	$5,645
Accumulated amortization	(4,663)	(4,240)

	985	1,405
Security deposits	515	525
Other noncurrent assets	633	600

Total other noncurrent assets, net	$2,133	$2,530

Debt issuance costs are being amortized over the lives of the respective debt instruments.

Amortization of deferred financing charges of $212 and $423 for the three and six months ended June 30, 2007 and $210 and $420 for the three and six months ended June 30, 2006, respectively, has been included in interest expense.

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
Interest	$3,980	$3,996
Environmental	213	2,218
Profit Sharing	711	1,288
Payroll	1,094	547
Other employee benefits, including current portion of deferred compensation	3,039	1,603
Medical benefits	652	622
Due to affiliated companies	880	—
Other	332	920

Total accrued liabilities	$10,901	$11,194

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

The cleanup was divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management phase was completed during the second quarter of 2006. The Company requested reimbursement from the Town of Altavista for 80% of the costs borne in this project as the scope of work centers primarily on site utilities. The Town of Altavista agreed to a total reimbursement of $396 which is to be paid in equal installments over the next seven years. Payments began in January 2007. A discounted receivable of $280 has been recorded at June 30, 2007. The soil remediation phase of the cleanup started in November 2006 and was completed in March 2007. The reconstruction phase has begun following completion of the soil remediation. The Company plans to place deed restrictions on the Altavista property, including restrictions limiting the property’s use consistent with a “low occupancy area” within the meaning of the EPA rules.

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

A reserve of $2,098 for the environmental issues at the Altavista facility was recorded at December 31, 2006 which reflected the accepted bid from the contractor for the soil remediation work of $2,321 plus $150 estimated additional expenses to be incurred for testing and post-cleanup reconstruction. The reserve was reduced by expenses incurred through December 2006 of $373. During the first six months of 2007, the reserve has been increased by $510 to reflect changes in estimated costs due to the quantity of soil being removed. Expenses incurred during the six months ending June 30, 2007 were $2,515 which reduced the reserve balance at June 30, 2007 to $93. Remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8. Accrued Liabilities – (Continued)

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. The Company may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of June 30, 2007 and December 31, 2006, the Company had a reserve of $120 for the above-described environmental issues at the Cheraw facility.

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

Current contribution to retirement plan. In order to continue to provide all distribution options allowed by the defined benefit plan, the Company accelerated its 2006 contributions and paid $2,200 into the plan on July 16, 2007. (See Note 11).

Due to affiliated companies. The amount due affiliated companies of $880 consists primarily of income taxes payable under a tax sharing arrangement.

9.	Debt

Debt consists of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
WFF Loan:
Term loan	$5,114	$5,756
Revolver	—	—
Senior Subordinated Notes, net of unamortized discount of $272 and $356, respectively	83,628	83,544

Total debt	88,742	89,300
Current Maturities	1,200	1,200

Long-term debt	$87,542	$88,100

On June 6, 2003, the Company obtained the WFF Loan. This arrangement provided for a maximum revolver credit line of $40,000 with a letter of credit sub-line of $4,000, an inventory sub-line of $15,000, and a term loan sub-line of $6,000, of which the principal was amortized over sixty months.

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

WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10,000 or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 2.25% or the Wells Fargo Prime Rate (RR) + 0.00% for the revolver if the trailing twelve months EBITDA exceeds $20,000 with a 25 basis points increase if the trailing twelve months EBITDA exceeds $17,000 but is less than or equal to $20,000 and a further 25 basis points increase if the trailing twelve months EBITDA is less than or equal to $17,000; (3) borrowing rates of LIBOR + 2.5% or RR + .25% for the term loan with, at all times, a minimum rate of 5% for both facilities; (4) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a $4,500 cap on annual capital expenditures; and (5) an early termination fee.

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

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. and two of NVH, Inc.’s subsidiaries, Glass Holdings LLC and BGF Services, Inc. As of June 30, 2007, amounts outstanding under the WFF Loan totaled $5,114, which consisted solely of $5,114 under the term loan. As of December 31, 2006, amounts outstanding under the WFF Loan totaled $5,756, which consisted solely of $5,756 under the term loan. As of June 30, 2007, the Company had exercised its LIBOR Rate option on $4,500 of its borrowings on the term loan. As of December 31, 2006, the Company had not exercised its LIBOR Rate option on any of its borrowings on the term loan or the revolver. The interest rate as of June 30, 2007 on the outstanding amounts under the LIBOR options on the term loan was 7.82%. The interest rate as of June 30, 2007 and December 31, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan was 8.5%.

Availability under the revolver at June 30, 2007 and December 31, 2006 was $17,370 and $14,651, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $165 a week in 2007 and 2006, and is reset to $0 when such payment is made. As of June 30, 2007 and December 31, 2006, the total outstanding reserves amounted to $4,135 and $3,969, respectively.

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

transaction resulted in a loss on extinguishment of debt of $224. The Senior Subordinated Notes purchase was funded by a combination of cash provided by operations and borrowings under the WFF Loan.

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

The fair value of the Senior Subordinated Notes as of June 30, 2007 and December 31, 2006 was $82,642 and $81,383, respectively.

The Company has been in compliance with all of the covenants and ratios under the WFF Loan and the indenture governing its Senior Subordinated Notes for all periods presented.

10.	Income Taxes

The effective tax rate for the six months ended June 30, 2007 and June 30, 2006 was 33.01% and 4.04%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes. On January 1, 2007, the Company adopted the provisions of FIN 48. As a result the Company has recognized an adjustment of $193 in retained earnings for unrecognized tax benefits and recorded a long-term tax liability of $873 representing unrecognized tax benefits, penalties and interest as of January 1, 2007. As of June 30, 2007, the similar total long-term tax liability under FIN 48 is $899. (See note 14—Recent Accounting Pronouncements.) All of the unrecognized tax benefit would affect our effective tax rate if recognized.

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

Net periodic pension costs for the three and six months ended June 30, 2007 are as follows:

	For the Three Months Ended June 30				For the Six Months Ended June 30
	Pension Benefits		Post-retirement Benefits		Pension Benefits		Post-retirement Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Net periodic pension cost:
Service cost	$320	$343	$19	$33	$660	$685	$38	$65
Interest cost	395	353	21	34	785	707	42	69
(Expected return on plan assets)	(435)	(370)	—	—	(889)	(740)	—	—
Amortization of prior service cost	—	2	(10)	—	—	3	(20)	—
Recognized net actuarial (gain) or loss	45	60	(1)	6	64	120	(2)	11

Total net periodic pension cost	$325	$388	$29	$73	$620	$775	$58	$145

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

11.	Employee Benefits – (Continued)

There are no expected required employer contributions for the defined benefit plan for the year ended December 31, 2007.

Expected net employee contributions for the postretirement benefit plan for the year ended December 31, 2007 are $128.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
United States	$46,857	$42,943	$89,267	$86,836
Foreign	3,895	3,380	9,349	5,386

	$50,752	$46,323	$98,616	$92,222

13.	Commitments and Contingencies

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

Operating Leases. The Company leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and non-cancelable operating leases. Rent expense amounted to $260 and $553 for the

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

13.	Commitments and Contingencies – (Continued)

three and six months ended June 30, 2007, respectively, and $276 and $550 for the three and six months ended June 30, 2006, respectively. Under the terms of non-cancelable operating leases, the Company is committed to the following future minimum lease payments at June 30, 2007:

Fiscal Year
2007	822
2008	692
2009	378
2010	362
Thereafter	1,216

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

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax position for financial statement purposes. Historically, we accounted for uncertainty in income taxes in accordance with SFAS 5, “Accounting for Contingencies”, based on whether we determined that our tax position is “probable” of being sustained under current tax law, as well as an analysis of potential outcomes under a given set of facts and circumstances. FIN 48 requires that tax positions be sustainable based on a “more likely than not” standard under current tax law benefit recognition, and adjusted to reflect the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, we recognized an adjustment of $193 in retained earnings for unrecognized income tax benefits. The recognition of this benefit resulted in an increase to the opening balance of retained earnings. The total unrecognized tax benefits, penalties, and interest as of January 1, 2007 are as follows:

Unrecognized tax benefits	$589
Penalties	228
Interest	56

Total FIN 48 liability at adoption	$873

As of June 30, 2007, the total liability recorded under FIN 48 was $899. The total unrecognized tax benefits, penalties, and interest as of June 30, 2007 are as follows:

Unrecognized tax benefits	$609
Penalties	234
Interest	56

Total FIN 48 liability at June 30, 2007	$899

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. For the Company, SFAS No. 158 is effective as of the end of fiscal 2007. The Company is currently assessing the impact of SFAS No. 158 on its financial statements. However, based on the current funded status of our defined benefit pension and postretirement medical plans, the Company would be required to increase its total liability by $4,389 for pension and postretirement medical benefits, which would result in an estimated decrease to stockholder’s equity of approximately $2,940, net of taxes, in the Company’s balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2007, the actual rate of return on our pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since the Company’s last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the financial statements at December 31, 2007.

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

The Company is a wholly owned subsidiary of Porcher Industries, S.A. through NVH, Inc., a U.S. holding company. In July, 2004, our previous parent, Glass Holdings Corp., converted to a limited liability company and subsequently distributed its stock in the Company to NVH, Inc., a 100% owned subsidiary of Nouveau Verre Holdings, Inc., which is a 100% owned subsidiary of Porcher Industries, S.A. Porcher Industries owned a 15% interest in AGY Holding Corp., a major supplier of the Company, through Nouveau Verre Holdings, LLC, a 100% subsidiary of Nouveau Verre Holdings, Inc. In April 2006, AGY Holding Corp. was sold to a private equity investment firm. As a result, Porcher Industries no longer retains an interest in AGY Holding Corp. Glass Holdings LLC owns 100% of BGF Services, Inc. The Company has ongoing financial, managerial and commercial agreements with Porcher Industries, S.A., NVH, Inc. and other wholly-owned subsidiaries of NVH, Inc., as well as other affiliates of Porcher Industries, S.A. Mr. Robert Porcher, our former Chairman of the Board and Chief Executive Officer, beneficially owns a controlling interest in Porcher Industries and Mr. Philippe Porcher, our current Chairman of the Board and Chief Executive Officer also owns an interest in Porcher Industries. For more information as of December 31, 2006, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our Annual Report on Form 10-K.

We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings LLC, that cover the periodic management services of certain Porcher Industries employees and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Philippe Porcher and Dorier. In connection with these arrangements with BGF Services, we incurred expenses of $420 during the six months ended June 30, 2007. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

Porcher Industries and its French parent company provide general management and strategic planning advice to us in exchange for management fees that reimburse these companies for a portion of the compensation of Robert Porcher, Philippe Porcher and other employees who allocate their time among us and other Porcher Industries affiliates. In 2006, we incurred $600 in management fees for such services; however, we have not and do not expect to pay these management fees in 2007.

We purchase semi-finished and finished products from Porcher Industries and its affiliates. We purchased $805 of these products in the first six months of 2007. We sell finished goods and occasionally unfinished goods directly to Porcher Industries and its affiliates. In the first six months of 2007, we billed Porcher Industries and its affiliates $191 for these goods.

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

Overview and Trends Affecting Our Business

Our business focuses on the production of value-added specialty woven fabrics, non-woven fabrics and parts made from glass, carbon, and aramid yarns. Our products are a critical component in the production of a variety of electronic, filtration, composite, insulation, protective, construction and commercial products. Our glass fiber fabrics are used by our customers in printed circuit boards, which are integral to virtually all advanced electronic products, including computers and cellular telephones. Our products are also used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, power generation and oil refining. In line with our strategy of continued new product development, we realized 12.4% of our sales in the first six months of 2007 from products that are new within the last three years.

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

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.1%	83.1%	85.4%	82.7%

Gross profit	15.9%	16.9%	14.6%	17.3%
Selling, general and administrative expenses	5.5%	7.4%	5.6%	6.9%

Operating income	10.4%	9.5%	9.0%	10.4%
Interest expense	5.3%	6.0%	5.5%	6.1%
Other (income), net	(.1)%	—	(.1)%	—

Income before income taxes	5.2%	3.5%	3.6%	4.3%
Income tax expense	2.1%	0.3%	1.2%	0.2%

Net income	3.1%	3.2%	2.4%	4.1%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Sales. Net sales increased $4.4 million, or 9.6%, to $50.8 million in the three months ended June 30, 2007 from $46.3 million in the three months ended June 30, 2006.

Sales of our composite fabrics, which are used in various applications including structural aircraft parts and interiors, have represented approximately 31.4% and 33.3% of our total net sales for the three months ended June 30, 2007 and June 30, 2006, respectively. Sales of these fabrics increased $0.5 million, or 3.1%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 as a result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics, which are used by industrial customers to control emissions into the environment, have represented approximately 20.9% and 19.0% of our total net sales for the three months ended June 30, 2007 and June 30, 2006, respectively. Sales of these fabrics increased $1.7 million, or 19.9%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This increase is due primarily to a higher value product mix.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, represented 18.4 % and 14.1% of our total net sales for the three months ended June 30, 2007 and June 30, 2006, respectively. Sales of these products increased $2.8 million, or 42.7%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to a price increase and continued increased purchases by customers who supply the U.S. military.

Sales of our insulation fabrics, which are used for high temperature products, represented approximately 6.7% of our net sales for the three months ended June 30, 2007 as compared to 6.2% for the three months ended June 30, 2006. Sales of insulation fabrics increased $0.5 million, or 18.3%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due primarily to increased sales to automotive customers.

Sales of our electronics fabrics, which are used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes represented approximately 14.5% of our total net sales over the past year as compared to 17.1% for the same time period in the prior year. Buyers of our electronic fabrics are primarily based in North America. Sales of electronic fabrics decreased $0.7 million, or 8.2%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to lower market demand. Long-term sales of these fabrics will continue to be adversely affected by the movement of electronic industry production outside of North America to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit Margins. Gross profit margins decreased to 15.9% in the three months ended June 30, 2007 from 16.9% in the three months ended June 30, 2006, due primarily to increased sales of products with higher selling prices but with lower gross margin percentages.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million to $2.8 million in the three months ended June 30, 2007 from the three months ended June 30, 2006, due to decreased management fees and consulting fees paid to a financial advisor upon termination of its consulting agreement during the second quarter of 2006.

Operating Income. As a result of the aforementioned factors, operating income increased $0.9 million to $5.3 million, or 10.4% of net sales, in the three months ended June 30, 2007, from $4.4 million, or 9.5% of net sales, in the three months ended June 30, 2006.

Interest Expense. Interest expense decreased $0.1 million to $2.7 million, or 5.3% of net sales, in the three months ended June 30, 2007 from $2.8 million, or 6.0% of net sales, in the three months ended June 30, 2006.

Income Tax Expense. The effective tax rates in the three months ended June 30, 2007 and 2006 were 41.23% and 4.04%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes. As a result, income tax expense increased $0.9 million during the three months ended June 30, 2007 from $0.2 million for the three months ended June 30, 2006.

Net Income. As a result of the aforementioned factors, our net income increased $0.1 million to $1.6 million in the three months ended June 30, 2007 from a net income of $1.5 million in the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales. Net sales increased $6.4 million, or 6.9%, to $98.6 million in the six months ended June 30, 2007 from $92.2 million in the six months ended June 30, 2006.

Sales of our composite fabrics, which are used in various applications including structural aircraft parts and interiors, have represented approximately 31.9% and 32.4% of our total net sales for the six months ended June 30, 2007 and June 30, 2006, respectively. Sales of these fabrics increased $1.5 million, or 5.1%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as a result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics, which are used by industrial customers to control emissions into the environment, have represented approximately 21.6% and 19.7% of our total net sales for the six months ended June 30, 2007 and June 30, 2006, respectively. Sales of these fabrics increased $3.0 million, or 16.6%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This increase is due primarily to a higher value product mix and a price increase.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, represented 16.9% of our total net sales for the six months ended June 30, 2007, an increase over prior year’s 14.4% of total net sales. Sales of these products increased $3.3 million, or 24.8%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to a price increase and continued increased purchases by customers who supply the U.S. military to support activities in the Middle East.

Sales of our insulation products, which are used for high temperature applications, represented approximately 6.5% of our net sales for the six months ended June 30, 2007 as compared to 6.0% for the six months ended June 30, 2006. Sales of insulation fabrics increased $0.9 million, or 15.9%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due primarily to increased sales to automotive customers.

Sales of our electronics fabrics, which are used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes represented approximately 14.9% of our total net sales over the six months ended June 30, 2007 as compared to 17.3% for the same time period in the prior year. Sales of electronic fabrics decreased $1.5 million, or 9.4%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to decreased demand in the U.S. market in the first six months of 2007. Long-term sales of these fabrics will continue to be adversely affected by the movement of electronic industry production outside of North America, such as to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit Margins. Gross profit margins decreased to 14.6% in the six months ended June 30, 2007 from 17.3% in the six months ended June 30, 2006, due primarily to increased sales of products with higher selling prices but with lower gross margin percentages as well as non-recurring items and a lower capacity utilization during the first quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.8 million to $5.6 million in the six months ended June 30, 2007 from the six months ended June 30, 2006, due primarily to decreased management fees and consulting fees paid to a financial advisor upon termination of its consulting agreement during the first six months of 2006.

Operating Income. As a result of the aforementioned factors, operating income decreased $0.7 million to $8.9 million, or 9.0% of net sales, in the six months ended June 30, 2007, from $9.6 million, or 10.4% of net sales, in the six months ended June 30, 2006.

Interest Expense. Interest expense decreased $0.2 million to $5.4 million, or 5.5% of net sales, in the six months ended June 30, 2007 from $5.6 million, or 6.1% of net sales, in the six months ended June 30, 2006.

Income Taxes. The effective tax rate for the six months ended June 30, 2007 and June 30, 2006 was 33.01% and 4.04%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes. As a result, income tax expense increased $1.0 million during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Net Income. As a result of the aforementioned factors, our net income decreased $1.4 million to $2.4 million in the six months ended June 30, 2007 from a net income of $3.8 million in the six months ended June 30, 2006.

Balance Sheets

Accounts Receivable. Accounts receivable increased $5.2 million, or 33.3%, from December 31, 2006 to June 30, 2007. This increase was a result of the increased sales in the first six months of 2007.

Inventory. Inventory decreased $2.1 million, or 6.9%, from December 31, 2006 to June 30, 2007. This was mainly due to an increase in purchases of inventory at year-end in order to guarantee availability of product and to take advantage of lower costs prior to anticipated price increases. Sales and manufacturing volumes increased in the first six months of 2007.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $3.3 million, or 17.4%, from December 31, 2006 to June 30, 2007. This increase was primarily the result of an increase in trade payables, employee benefits and amounts due an affiliated company for income taxes, offset by a decrease in property tax accruals and the environmental reserve.

Long-term Tax Liability. Long-term tax liabilities were $0.9 million and $0.0 million at June 30, 2007 and December 31, 2006, respectively. The liability is a result of adopting the provisions of FIN 48 as of January 1, 2007 and represents unrecognized tax benefits, penalties, and interest as of June 30, 2007. See Note 10.

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

On June 6, 2003, we entered into the WFF Loan with WFF. The WFF Loan is guaranteed by our parent, NVH, Inc., BGF Services, Inc. and Glass Holdings LLC. The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs as well as retire other outstanding debt. The WFF Loan matures on the earlier of February 28, 2010 or the date that is 180 days prior to the maturity date of the Senior Subordinated Notes. Because the Senior Subordinated Notes are scheduled to mature on January 15, 2009, we expect to be required to refinance the WFF Loan no later than July 18, 2008. We have not reserved funds to repay amounts outstanding under the WFF Loan by July 18, 2008.

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

WFF has a first priority, perfected security interest in our assets. The WFF Loan provides for the following: (1) a borrowing base with advance rates on eligible accounts receivable and eligible finished goods and raw materials inventory of 85%, 55% and 35%, respectively, with inventory to be capped at the lesser of the eligible inventory calculation, $10.0 million or 80% times the percentage of the book value of our inventory that is estimated to be recoverable upon liquidation; (2) borrowing rates of LIBOR + 2.25% or the Wells Fargo Prime Rate (RR) + 0.00% for the revolver if the trailing twelve months EBITDA exceeds $20.0 million with a 25 basis points increase if the trailing twelve months EBITDA exceeds $17.0 million but is less than or equal to $20.0 million and a further 25 basis points increase if the trailing twelve months EBITDA is less than or equal to $17.0 million; (3) borrowing rates of LIBOR + 2.5% or RR + .25% for the term loan with, at all times, a minimum rate of 5% for both facilities; (4) certain financial covenants including (i) a minimum excess availability at all times, (ii) a minimum trailing twelve month EBITDA level and (iii) a $4.5 million cap on annual capital expenditures; and (5) an early termination fee.

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

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. As of June 30, 2007, amounts outstanding under the WFF Loan totaled $5.1 million which consisted solely of $5.1 under the term loan. As of December 31, 2006, amounts outstanding under the WFF Loan totaled $5.8 million which consisted solely of $5.8 million under the term loan. As of June 30, 2007, the Company had exercised its LIBOR Rate option on $4.5 million of its borrowings on the term loan. As of December 31, 2006, the Company had not exercised its LIBOR Rate option on any of its borrowings on the term loan or the revolver. The interest rate as of June 30, 2007 on the outstanding amounts under the LIBOR options on the term loan was 7.82%. The interest rate as of June 30, 2007 and December 31, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan was 8.5%.

Availability under the revolver at June 30, 2007 and July 30, 2007 was $17.4 million and $17.1 million, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $0.2 million a week in 2007 and 2006, and is reset to $0 when such payment is made. As of June 30, 2007 and July 30, 2007, the total outstanding reserves amounted to $4.1 million and $0.5 million, respectively.

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

The fair value of the Senior Subordinated Notes as of June 30, 2007 and July 31, 2007 was $82.6 million and $79.7 million, respectively.

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

Net Cash Provided By Operating Activities. Net cash provided by operating activities was $5.0 million for the six months ended June 30, 2007 compared with net cash provided by operating activities of $3.2 million for the six months ended June 30, 2006 and was primarily the result of a decrease in net income and an increase in working capital.

Net Cash Used In Investing Activities. Net cash used in investing activities was $1.5 million and $0.7 million for the six months ended June 30, 2007 and June 30, 2006, respectively, due primarily to the purchases of property, plant and equipment.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities was $0.6 million for the six months ended June 30, 2007, compared with net cash provided in financing activities of $0.5 million for the six months ended June 30, 2006 and was primarily the result of a decrease in the borrowings on the revolving credit facility.

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

The cleanup was divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management phase was completed during the second quarter of 2006. The Company requested reimbursement from the Town of Altavista for 80% of the costs borne in this project as the scope of work centers primarily on site utilities. The Town of Altavista agreed to a total reimbursement of $0.4 million which is to be paid in equal installments over the next seven years. Payments began in January 2007. A discounted receivable of $0.3 million has been recorded at June 30, 2007. The soil remediation phase of the cleanup started in November 2006 and was completed in March 2007. The reconstruction phase has begun following completion of the soil remediation. The Company plans to place deed restrictions on the Altavista property, including restrictions limiting the property’s use consistent with a “low occupancy area” within the meaning of the EPA rules.

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

A reserve of $2.1 million for the environmental issues at the Altavista facility was recorded at December 31, 2006 which reflected the accepted bid from the contractor for the soil remediation work of $2.3 million plus $0.2 million estimated additional expenses to be incurred for testing and post-cleanup reconstruction. The reserve was reduced by expenses incurred through December of $0.4 million. During the first quarter of 2007, the reserve has been increased by $0.5 million to reflect changes in estimated costs due to the quantity of soil being removed. Expenses incurred during the six months ended June 30, 2007 were $2.5 million which reduced the reserve balance at June 30, 2007 to $0.1 million. Remediation costs are estimates, subject to the EPA’s comments on the remediation plan and to other factors that may arise in the remediation process. Contingencies that may affect the accuracy of these estimates include:

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

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work includes semi-annual monitoring and reporting. Recent tests show reduced levels of solvent concentrations. The Company may review the data again with DHEC and recommend reducing the frequency of testing to annually to reduce costs. No action other than continued monitoring for this facility is anticipated at this time. As of June 30, 2007 and December 31, 2006, the Company had a reserve of $0.1 million for the above-described environmental issues at the Cheraw facility.

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

Allowance for Doubtful Accounts. On February 13, 2007, a significant customer of the Company filed for protection under Chapter 7 of the US Bankruptcy Code. As a result, the Company as of June 30, 2007 has fully reserved the accounts receivable balance of $0.3 million for this customer which is included in its allowance for doubtful accounts.

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

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (‘FIN 48”), which provides guidance relative to the recognition, derecognition and measurement of tax position for financial statement purposes. As a result of the implementation of FIN 48, we have recognized a long-term liability of $0.9 million as of June 30, 2007, representing unrecognized tax benefits, penalties and interest.

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

Looking ahead for the remainder of 2007:

•	Sales trends during July 2007 were comparable to the first six months of 2007. Although no assurances can be given, we expect sales to be slightly higher for the full year in 2007.

•	We plan to continue our efforts to maintain an inventory level consistent with sales. However, there can be no assurance that sales will continue at this same level during the remainder of 2007.

Related Party Transactions

The Company is a wholly owned subsidiary of Porcher Industries, S.A. through NVH, Inc., a U.S. holding company. The Company has ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, S.A., NVH, Inc. and wholly-owned subsidiaries of NVH, Inc., as well as other affiliates of Porcher Industries, S.A. For more information regarding these relationships, see “Note 15—Related Party Transactions.”

Recent Accounting Pronouncements

We adopted the provisions of Financial Standards Accounting Board Interpretation No .48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax position for financial statement purposes. Historically, we accounted for uncertainty in income taxes in accordance with SFAS 5, “Accounting for Contingencies” based on whether we determined that our tax position is “probable” of being sustained under current tax law, as well as an analysis of potential outcomes under a given set of facts and circumstances. FIN 48 requires that tax positions be sustainable based on a “more likely than not” standard under current tax law benefit recognition, and adjusted to reflect the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, we recognized an adjustment of $0.2 million in retained earnings for unrecognized income tax benefits. The recognition of this benefit resulted in an increase to the opening balance of retained earnings. The total unrecognized tax benefits, penalties, and interest as of January 1, 2007 are as follows:

Unrecognized tax benefits	$0.6	million
Penalties	0.2	million
Interest	0.1	million

Total FIN 48 liability at adoption	$0.9	million

As of June 30, 2007, the total liability recorded under FIN 48 was $899. The total unrecognized tax benefits, penalties, and interest as of June 30, 2007 are as follows:

Unrecognized tax benefits	$0.6	million
Penalties	0.2	million
Interest	0.1	million

Total FIN 48 liability at June 30, 2007	$0.9	million

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. For the Company, SFAS No. 158 is effective as of the end of fiscal years ending after June 15, 2007. The Company is currently assessing the impact of SFAS No. 158 on its financial statements. However, based on the current funded status of our defined benefit pension and postretirement medical plans, the Company would be required to increase its total liability by $4.4 million for pension, which would result in an estimated decrease to stockholder’s equity of approximately $2.9 million, net of taxes, in the Company’s balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2007, the actual rate of return on our pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since the Company’s last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the financial statements at December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact, if any, of SFAS 159 on its financial statements.

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

•	As a result of our significant debt, we may not be able to meet our obligations or obtain additional financing for capital expenditures or other beneficial activities.

•	We may not be able to generate sufficient cash flow to meet our debt obligations, including making required payments on the Senior Subordinated Notes.

•	Because the WFF Loan is senior to and will mature prior to the Senior Subordinated Notes, we may not have enough assets left to pay the holders of our Senior Subordinated Notes.

•	The indenture governing the Senior Subordinated Notes limits our ability to incur additional debt, transfer or sell assets, and merge or consolidate.

•	Market downturns could reduce the demand for our products.

•	We compete in highly competitive markets and recent competition from Asia has reduced demand for our electronic glass fiber fabrics and increased supply, which could result in lower sales.

•	Changes in military funding could adversely affect sales of protective fabrics.

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

The fair value of the Senior Subordinated Notes as of June 30, 2007 and July 31, 2007 was approximately $82.6 million and $79.7 million, respectively. If the interest rate on borrowings under our WFF Loan as of June 30, 2007 is 100 basis points higher or lower during the next 12 months, our interest rate expense would be increased or decreased $0.1 million. As of June 30, 2007, we were not party to any derivative financial instruments.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and CFO, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our President and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2007.

PART II—OTHER INFORMATION

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

NVH LLC was previously the owner of 150,000 shares of common stock of AGY Holding Corp. Pursuant to the terms of a recent merger between AGY Holding Corp. and KAGY Holding Company Inc., all shares of AGY Holding Corp. owned by NVH LLC were converted into the right to receive cash in three installments. The first installment was paid to NVH LLC upon consummation of the merger in an amount of $21.8 million. The second installment of $0.5 million was paid during the third quarter of 2006. The third installment of $1.4 million was paid during the second quarter of 2007 upon the release of an indemnification escrow established pursuant to the terms of the merger agreement.

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

Date: August 14, 2007