Form 10-Q
period 2007-09-30
BGF INDUSTRIES INC
filed 2007-11-14
CIK 1078394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There is no established trading market for the common stock of the Registrant. All shares of common stock are held by an affiliate of the Registrant. As of November 14, 2007, there were 1,000 shares of common stock outstanding.

BGF INDUSTRIES, INC.

QUARTERLY REPORT FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

BALANCE SHEETS

(dollars in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,644
Trade accounts receivable, less allowance for returns and doubtful accounts of $714 and $575, respectively	20,978	15,552
Inventories	30,906	30,328
Other current assets	673	787
Assets held for sale	245	245

Total current assets	52,802	50,556
Net property, plant and equipment	28,659	29,338
Deferred income taxes	1,718	1,230
Other noncurrent assets, net	2,183	2,530

Total assets	$85,362	$83,654

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Cash overdraft	$1,498	$—
Accounts payable	10,219	7,993
Accrued liabilities	7,077	11,194
Deferred tax liability	1,718	1,230
Current portion of long-term debt	4,830	1,200

Total current liabilities	25,342	21,617
Long-term debt, net of discount of $218 and $356, respectively	81,714	88,100
Finance obligation	2,864	2,818
Postretirement benefit and pension obligations	3,046	4,240
Other long-term liabilities	913	—

Total liabilities	113,879	116,775

Commitments and contingencies

Stockholder’s deficit:
Common stock, $1.00 par value. Authorized 3,000 shares; issued and outstanding 1,000 shares	1	1
Capital in excess of par value	34,999	34,999
Accumulated deficit	(63,517)	(68,121)

Total stockholder’s deficit	(28,517)	(33,121)

Total liabilities and stockholder’s deficit	$85,362	$83,654

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net sales	$47,801	$43,672	$146,417	$135,894
Cost of goods sold	40,020	36,985	124,191	113,260

Gross profit	7,781	6,687	22,226	22,634
Selling, general and administrative expenses	2,835	3,033	8,422	9,398
Asset write off	—	92	(16)	92

Operating income	4,946	3,562	13,820	13,144
Interest expense	2,694	2,819	8,089	8,404
Other (income), net	(75)	(1,797)	(186)	(1,811)

Income before income taxes	2,327	2,540	5,917	6,551
Income tax expense	321	89	1,506	251

Net income and total comprehensive income	$2,006	$2,451	$4,411	$6,300

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Nine Months Ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$4,411	$6,300
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation	3,291	3,572
Amortization	653	629
Amortization of discount on notes	132	126
(Gain) on disposal of equipment	(52)	(112)
(Gain) on debt cancellation	(69)	—
Noncash interest on finance obligation	46	44
Change in assets and liabilities:
Trade accounts receivable, net	(5,426)	(3,461)
Inventories	(578)	(2,262)
Current income tax refundable	(1,336)	—
Other current assets	114	(140)
Other assets	(306)	(73)
Accounts payable	2,226	2,444
Accrued liabilities	(2,780)	(1,396)
Postretirement benefit and pension obligations	(1,194)	(1,128)
Other liabilities	1,105	—

Net cash provided by operating activities	237	4,635

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,647)	(1,918)
Proceeds from sale of equipment	87	124

Net cash used in investing activities	(2,560)	(1,794)

Cash flows from financing activities:
Book overdraft	1,498	603
Proceeds from revolving credit facility	5,700	12,400
Proceeds from term loan	50	—
Payments on revolving credit facility	(5,700)	(14,900)
Payments on term loan	(944)	(944)
Purchases of Senior Subordinated Notes	(1,925)	—

Net cash used in financing activities	(1,321)	(2,841)

Net decrease in cash and cash equivalents	(3,644)	—
Cash and cash equivalents at beginning of period	3,644	—

Cash and cash equivalent at end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,122	$9,388

Cash paid during the period for income taxes	$222	$649

Supplemental disclosure of non-cash investing activities:
Property and equipment financed in accounts payable	$44	$109

The accompanying notes are an integral part of the financial statements.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of BGF Industries, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement of results of operations have been included. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company had net income of $4,411 for the nine months ended September 30, 2007 and a $28,517 stockholder’s deficit as of September 30, 2007. In the year ended December 31, 2006, the Company had net income of $6,961 and had a $33,121 stockholder’s deficit as of December 31, 2006.

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

3.	Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Supplies	$1,611	$1,702
Raw materials	4,863	4,599
Stock-in-process	4,250	3,617
Finished goods	22,544	22,602

Total inventories – gross	33,268	32,520
Less: writedowns	(2,362)	(2,192)

Total inventories - net	$30,906	$30,328

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

4.	Other Current Assets

Other current assets consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Prepaid Insurance	$432	$267
Miscellaneous non-trade receivables	223	502
Other	18	18

Total other current assets	$673	$787

Miscellaneous non-trade receivables includes $53 and $337 at September 30, 2007 and December 31, 2006, respectively, due from the Town of Altavista as reimbursement in the storm water phase of the Company’s environmental remediation and $139 and $72 at September 30, 2007 and December 31, 2006, respectively, due from insurance claims. The remaining balances of $31 and $93 at September 30, 2007 and December 31, 2006, respectively, are made up of affiliated and miscellaneous employee advances.

5.	Assets Held for Sale

In September 2004, the Company’s board made the decision to hold for sale the land and building of the South Hill heavyweight fabrics facility. In June 2006, the Company made the decision to hold for sale equipment at the same facility. As of December 31, 2006, the equipment that was held for sale was either sold or written down as an asset impairment. The remaining assets have a net book value of $245 as of September 30, 2007 and December 31, 2006 and have been classified as a current asset on the balance sheets.

On February 26, 2007, the Company entered into a real estate contract to sell its South Hill, VA heavyweight fabrics facility. The contract provides for (i) a selling price of $340, (ii) a renewal term of December 31, 2013 for the lease of its warehousing and non-woven manufacturing facility in Altavista, VA and (iii) a sixty-day due diligence period for the buyer prior to closing. In April 2007, July 2007, September 2007, and October 2007 the contract was amended to extend the due diligence period by thirty, sixty, thirty, and forty-five days, respectively, and will now end on December 10, 2007. During this due diligence period, the buyer discovered contamination associated with a used oil tank and the Company has established a reserve of $55 for clean up costs. See Note 8 for further details. No assurance can be given at this point that the proposed transaction will close under the above disclosed terms or at all.

6.	Net Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Land	$2,879	$2,879
Buildings	38,137	37,981
Machinery and equipment	84,512	82,851

Gross property, plant and equipment	125,528	123,711
Less: accumulated depreciation	(96,869)	(94,373)

Net property, plant and equipment	$28,659	$29,338

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

7.	Other Noncurrent Assets, Net

Other noncurrent assets, net consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Debt issuance costs	$5,583	$5,645
Accumulated amortization	(4,812)	(4,240)

	771	1,405
Security deposits	515	525
Other noncurrent assets	897	600

Total other noncurrent assets, net	$2,183	$2,530

Debt issuance costs are being amortized over the lives of the respective debt instruments.

Amortization of deferred financing charges of $224 and $653 for the three and nine months ended September 30, 2007, respectively, and $210 and $629 for the three and nine months ended September 30, 2006, respectively, has been included in interest expense.

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Interest	$1,787	$3,996
Environmental	159	2,218
Profit Sharing	1,055	1,288
Payroll	533	547
Other employee benefits, including current portion of deferred compensation	1,112	1,603
Medical benefits	736	622
Due to affiliated companies	825	—
Other	870	920

Total accrued liabilities	$7,077	$11,194

Environmental Matters. The Company has completed the final phases of an Environmental Protection Agency (“EPA”)-supervised self-implementing remediation program at its Altavista facility. The remediation program was conducted under EPA rules at 40 C.F.R. §761.61, promulgated under the Toxic Substances Control Act, that set forth self-implementing cleanup standards for certain contamination by polychlorinated biphenyls (“PCBs”). PCBs were discovered at the Altavista facility during a 1998 environmental site assessment, and the EPA was notified. These PCBs were initially identified in the area of the former location of a heat transfer oil tank that the previous owner of the facility had removed before Porcher Industries acquired the Company in 1988. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, in groundwater, and in the surface waters to which the storm sewers drain. The Company submitted a final Site Characterization Report (“SCR”) to the EPA in 2003, which the EPA approved in 2004. A final proposed remediation plan was provided to the EPA for its review in December 2005. The EPA approved the plan in May 2006.

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

from the Town of Altavista for 80% of the costs borne in this project as the scope of work centers primarily on site utilities. The Town of Altavista agreed to a total reimbursement of $396, which is to be paid in equal installments over the next seven years. Payments began in January 2007. A discounted receivable of $280 has been recorded at September 30, 2007. The soil remediation phase of the cleanup started in November 2006 and was completed in March 2007. The reconstruction phase which began following completion of the soil remediation was completed in accordance with the EPA approved plan in June 2007.

During the cleanup and site reconstruction, the Company provided the EPA with a weekly log of cleanup activities. Upon completion of all of the work in the remediation plan in July 2007, the Company submitted a final report to the EPA detailing and summarizing all of the cleanup and site reconstruction work done at the site, along with a request for a closure letter, stating that no further action is required by the Company. The Company is currently awaiting receipt of that letter from the EPA.

The implementation of the remediation plan did not completely eliminate PCBs from the area subject to the plan; as noted above, soils were left in place if the PCB levels were below 25 ppm. As a result, future EPA and/or the Virginia Department of Environmental Quality (“DEQ”) enforcement actions could potentially require further cleanup of the site. The Company’s voluntary remediation program has, however, lessened the likelihood of such enforcement actions, and the Company has had no indication of any enforcement intent by either the EPA or the DEQ.

A reserve of $2,098 for the environmental issues at the Altavista facility was recorded at December 31, 2006, which reflected the accepted bid from the contractor for the soil remediation work of $2,321 plus $150 estimated additional expenses to be incurred for testing and post-cleanup reconstruction. The reserve was reduced by expenses incurred through December 2006 of $373. During the first nine months of 2007, the reserve was increased by $510 to reflect changes in estimated costs due to the quantity of soil being removed. Expenses incurred during the nine months ending September 30, 2007 were $2,608, which reduced the reserve balance at September 30, 2007 to $0.

Completion of the remediation plan has addressed impacted soils at the site but will not preclude possible further action by the EPA or Virginia under other environmental statutes and rules. The Company is aware that the DEQ is calculating Total Maximum Daily Loads (“TMDLs”) for pollutants in water bodies. Samples have been taken for PCBs over large expanses of the Staunton River into which the storm water discharges. It is not certain whether the DEQ’s sampling may result in additional claims regarding areas downstream of the Company’s property including in the portion of the drainage ditch east of the railroad track or in the Staunton River.

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company is pursuing a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work originally included semi-annual monitoring and reporting. Recent tests, however, have shown reduced levels of solvent concentrations. The DHEC has therefore agreed to require testing annually instead of semi-annually. No action other than continued monitoring for this facility is anticipated at this time. As of September 30, 2007 and December 31, 2006, the Company had a reserve of $120 for the above-described environmental issues at the Cheraw facility.

The Company has entered into a contract to sell property located at South Hill, Mecklenburg County, Virginia. In the course of the buyer’s environmental diligence prior to purchase, the buyer discovered contamination associated with a used oil tank located at the property. The Company removed the used oil tank, which appeared to be fully intact. We believe that the contamination was residual from a prior tank that had been located on the property.

The Company is currently preparing a Voluntary Cleanup Program (“VCP”) application to be submitted to the State of Virginia. Proposed remediation involves limited soil removal and monitoring of the groundwater over the period of several years. The buyer has agreed to close the purchase of the property while these remediation activities are underway, provided that the Company retains liability for the contamination associated with the tank. Provided that the site is accepted into the Virginia VCP, and the Company anticipates that it will be, remediation and monitoring activities should cost less than $55. A reserve of $39 has been recorded at September 30, 2007 representing $55 in total expected clean up costs less expenses incurred to date of $16.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8.	Accrued Liabilities – (Continued)

If further environmental issues develop, the Company may need to revise the reserves for Altavista, South Hill and Cheraw but it is unable to derive more precise estimates at this time, as actual costs remain uncertain. However, there can be no assurance that the Company will not be required to respond to its environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on the Company’s financial condition.

Current contribution to retirement plan. In order to continue to provide all distribution options allowed by the defined benefit plan, the Company accelerated its 2006 contributions and paid $2,200 into the plan on July 16, 2007. (See Note 11.)

Due to affiliated companies. The amount due affiliated companies of $825 consists primarily of income taxes payable under a tax sharing arrangement.

9.	Debt

Debt consists of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
WFF Loan:
Term loan	$4,814	$5,756
Revolver	—	—
Senior Subordinated Notes, net of unamortized discount of $218 and $356, respectively	81,682	83,544
IBM Loan	48	—

Total debt	86,544	89,300
Current Maturities	4,830	1,200

Long-term debt	$81,714	$88,100

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

On December 1, 2006, the Company executed an amendment to the WFF Loan. The amendment provided for the following: (1) increased the maximum facility size to $27,000; (2) reloaded the term loan back to $6,000; (3) increased the maximum revolver credit line to $21,000; (4) increased the minimum EBITDA requirements for financial covenants to not less than $15,000 calculated on a trailing 12 month basis; (5) reduced the spread on interest rates by approximately 100 basis points; and (6) increased the annual cap on capital expenditures to $4,500.

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

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. The WFF Loan is guaranteed by the Company’s parent, NVH, Inc. and two of NVH, Inc.’s subsidiaries, Glass Holdings LLC and BGF Services, Inc. As of September 30, 2007, amounts outstanding under the WFF Loan totaled $4,814, which consisted solely of $4,814 under the term loan. As of December 31, 2006, amounts outstanding under the WFF Loan totaled $5,756, which consisted solely of $5,756 under the term loan. The term loan is payable in full in July 2008. As of September 30, 2007, the Company had exercised its LIBOR Rate option on $4,500 of its borrowings on the term loan. As of December 31, 2006, the Company had not exercised its LIBOR Rate option on any of its borrowings on the term loan or the revolver. The interest rate as of September 30, 2007 on the outstanding amounts under the LIBOR options on the term loan was 8.3%. The interest rate as of September 30, 2007 and December 31, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan was 8.5%.

Availability under the revolver at September 30, 2007 and December 31, 2006 was $19,626 and $14,651, respectively. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments increased by $165 a week in 2006 and in 2007 the reserve was $165 a week through August 24, 2007, the date of the bond purchases. Subsequent to the purchase of the bonds, the reserve was decreased to $161 each week. The reserve is reset to $0 when such payment is made. As of September 30, 2007 and December 31, 2006, the total outstanding reserves amounted to $1,759 and $3,969, respectively.

The Senior Subordinated Notes bear interest at a rate of 10.25%, which is payable semi-annually in January and July through the maturity date of January 15, 2009. The original amount of the Senior Subordinated Notes issued was $100,000, of which $81,900 in face amount remains outstanding, as a result of repurchases made by the Company in 2003, 2004, 2005, and 2007.

On August 24, 2007, the Company purchased $2,000 (face value) of Senior Subordinated Notes for $1,925 plus accrued interest of $22. This transaction resulted in a net gain on extinguishment of debt of $69.

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

In August 2007, the Company entered into a financing arrangement with IBM Credit LLC for the purchase of software. This loan has a term of 36 months with the first payment beginning September 1, 2007 and an interest rate of 7.7%. The balance of the loan as of September 30, 2007 was $48.

The fair value of the Senior Subordinated Notes as of September 30, 2007 and December 31, 2006 was $81,081 and $81,383, respectively.

The Company has been in compliance with all of the covenants and ratios under the WFF Loan and the indenture governing its Senior Subordinated Notes for all periods presented.

10.	Income Taxes

The effective tax rate for the nine months ended September 30, 2007 and September 30, 2006 was 25.5% and 3.9%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes. On January 1, 2007, the Company adopted the provisions of FIN 48. As a result the Company has recognized an adjustment of $193 in retained earnings for unrecognized tax benefits and recorded a long-term tax liability of $873 representing unrecognized tax benefits, penalties and interest as of January 1, 2007. As of September 30, 2007, the similar total long-term tax liability under FIN 48 is $913. (See note 14 - Recent Accounting Pronouncements.) All of the unrecognized tax benefit would affect our effective tax rate if recognized.

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

Net periodic pension costs for the three and nine months ended September 30, 2007 are as follows:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	Pension Benefits		Post-retirement Benefits		Pension Benefits		Post-retirement Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Net periodic pension cost:
Service cost	$320	$329	$19	$5	$979	$1,014	$57	$70
Interest cost	395	343	21	3	1,180	1,050	62	72
(Expected return on plan assets)	(435)	(365)	—	—	(1,324)	(1,105)	—	—
Amortization of prior service cost	—	1	(10)	—	—	4	(30)	—
Recognized net actuarial (gain) or loss	45	55	(1)	(8)	110	175	(2)	3

Total net periodic pension cost	$325	$363	$29	$—	$945	$1,138	$87	$145

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

11.	Employee Benefits – (Continued)

There are no expected required employer contributions for the defined benefit plan for the year ended December 31, 2007.

Expected net employee contributions for the postretirement benefit plan for the year ended December 31, 2007 are $129.

The Company operates in one business segment that manufactures specialty woven and non-woven fabrics for use in a variety of industrial and commercial applications. The Company’s principal market is the United States. The nature of the markets, products, production processes and distribution methods are similar for many of the Company’s products.

12.	Segment Information

Net sales by geographic area are presented below, with sales based on the location of the customer. The Company does not have any long-lived assets outside the United States.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
United States	$44,201	$40,502	$133,467	$127,338
Foreign	3,600	3,170	12,950	8,556

	$47,801	$43,672	$146,417	$135,894

13.	Commitments and Contingencies

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

Legal Proceedings. From time to time, the Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company’s financial position or results of operations.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

13.	Commitments and Contingencies – (Continued)

Operating Leases. The Company leases facilities and equipment under operating lease agreements. Generally, these leases contain renewal options under cancelable and non-cancelable operating leases. Rent expense amounted to $270 and $823 for the three and nine months ended September 30, 2007, respectively, and $282 and $832 for the three and nine months ended September 30, 2006, respectively. Under the terms of non-cancelable operating leases, the Company is committed to the following future minimum lease payments at September 30, 2007:

Fiscal Year
2007	837
2008	743
2009	406
2010	388
Thereafter	1,234

We and certain of our affiliates (collectively referred to as the “Porcher Group”) have agreed to amend and restate the terms of the supply agreement originally dated April 2, 2004 between the Porcher Group and AGY Holding Corp. Under the terms of this new agreement that became effective January 1, 2007, we have an economic incentive, but not an obligation, to purchase yarn from AGY Corp.

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

As of September 30, 2007, the total liability recorded under FIN 48 was $913. The total unrecognized tax benefits, penalties, and interest as of September 30, 2007 are as follows:

Unrecognized tax benefits	$619
Penalties	238
Interest	56

Total FIN 48 liability at September 30, 2007	$913

This amount has been classified as Other Long-Term Liabilities on the Balance Sheet. All of the unrecognized tax benefit above would affect our effective tax rate if recognized.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. For the Company, SFAS No. 158 is effective as of the end of fiscal 2007. The Company is currently assessing the impact of SFAS No. 158 on its financial statements. However, based on the current funded status of our defined benefit pension and postretirement medical plans, the Company would be required to increase its total liability by $4,389 for pension and postretirement medical benefits, which would result in an estimated decrease to stockholder’s equity of approximately $3,270, net of taxes, in the Company’s balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2007, the actual rate of return on our pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since the Company’s last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the financial statements at December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require assets or liabilities to be measured at fair value, but will apply to other accounting pronouncements that require or permit the use of fair value for recognition or disclosure. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that SFAS No. 157 may have on its financial statements.

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

We pay management fees to BGF Services, Inc., a wholly owned subsidiary of Glass Holdings LLC, that cover the periodic management services of certain Porcher Industries employees and the full time services of Philippe Dorier, our Chief Financial Officer. We also reimburse BGF Services for the costs associated with automobiles provided to Messrs. Philippe Porcher and Dorier. In connection with these arrangements with BGF Services, we incurred expenses of $630 during the nine months ended September 30, 2007. BGF Services does not derive a profit from this arrangement and therefore these terms cannot be considered comparable to those that would be provided to third parties.

BGF INDUSTRIES, INC.

(a wholly owned subsidiary of NVH, Inc.)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

15.	Related Party Transactions – (Continued)

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

We purchase semi-finished and finished products from Porcher Industries and its affiliates. We purchased $937 of these products in the first nine months of 2007. We sell finished goods and occasionally unfinished goods directly to Porcher Industries and its affiliates. In the first nine months of 2007, we billed Porcher Industries and its affiliates $249 for these goods.

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

Overview and Trends Affecting Our Business

Our business focuses on the production of value-added specialty woven fabrics, non-woven fabrics and parts made from glass, carbon, and aramid yarns. Our products are a critical component in the production of a variety of electronic, filtration, composite, insulation, protective, construction and commercial products. Our glass fiber fabrics are used by our customers in printed circuit boards, which are integral to virtually all advanced electronic products, including computers and cellular telephones. Our products are also used by our customers to strengthen, insulate and enhance the dimensional stability of hundreds of products that they make for their own customers in various markets, including aerospace, transportation, construction, power generation and oil refining. In line with our strategy of continued new product development, we realized 12% of our sales in the first nine months of 2007 from products that are new within the last three years.

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

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.7%	84.7%	84.8%	83.3%

Gross profit	16.3%	15.3%	15.2%	16.7%
Selling, general and administrative expenses	6.0%	6.9%	5.8%	6.9%
Asset write off	—	.2%	—	.1%

Operating income	10.3%	8.2%	9.4%	9.7%
Interest expense	5.6%	6.5%	5.5%	6.2%
Other (income), net	(.1)%	(4.1)%	(.1)%	(1.3)%

Income before income taxes	4.8%	5.8%	4.0%	4.8%
Income tax expense	.7%	.2%	1.0%	.2%

Net income	4.1%	5.6%	3.0%	4.6%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Sales. Net sales increased $4.1 million, or 9.5%, to $47.8 million in the three months ended September 30, 2007 from $43.7 million in the three months ended September 30, 2006.

Sales of our composite fabrics, which are used in various applications including structural aircraft parts and interiors, have represented approximately 30.7% and 32.9% of our total net sales for the three months ended September 30, 2007 and September 30, 2006, respectively. Sales of these fabrics increased $0.2 million, or 1.1%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 as a result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics, which are used by industrial customers to control emissions into the environment, have represented approximately 21.1% and 18.7% of our total net sales for the three months ended September 30, 2007 and September 30, 2006, respectively. Sales of these fabrics increased $1.9 million, or 22.9%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This increase is due primarily to a higher value product mix.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, represented 19.6% and 16.9% of our total net sales for the three months ended September 30, 2007 and September 30, 2006, respectively. Sales of these products increased $1.9 million, or 26.5%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to a price increase and continued increased purchases by customers who supply the U.S. military.

Sales of our insulation products, which are used for high temperature products, represented approximately 7.1% of our net sales for the three months ended September 30, 2007 as compared to 5.9% for the three months ended September 30, 2006. Sales of insulation products increased $0.8 million, or 30.3%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due primarily to increased sales to automotive customers.

Sales of our electronics fabrics, which are used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes represented approximately 13.0% of our total net sales for the three months ended September 30, 2007 as compared to 15.5% for the same time period in the prior year. Buyers of our electronic fabrics are primarily based in North America. Sales of electronic fabrics decreased $0.5 million, or 7.4%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to lower market demand. Long-term sales of these fabrics will continue to be adversely affected by the movement of electronic industry production outside of North America to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit Margins. Gross profit margins increased to 16.3% in the three months ended September 30, 2007 from 15.3% in the three months ended September 30, 2006, due primarily to a more favorable product mix combined with some price increases and a higher capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.2 million to $2.8 million in the three months ended September 30, 2007 from the three months ended September 30, 2006, due primarily to decreased management fees.

Operating Income. As a result of the aforementioned factors, operating income increased $1.3 million to $4.9 million, or 10.3% of net sales, in the three months ended September 30, 2007, from $3.6 million, or 8.2% of net sales, in the three months ended September 30, 2006.

Interest Expense. Interest expense decreased $0.1 million to $2.7 million, or 5.6% of net sales, in the three months ended September 30, 2007 from $2.8 million, or 6.5% of net sales, in the three months ended September 30, 2006.

Income Tax Expense. The effective tax rates in the three months ended September 30, 2007 and 2006 were 13.8% and 3.9%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes. As a result, income tax expense increased to $0.3 million during the three months ended September 30, 2007 from $0.1 million for the three months ended September 30, 2006.

Net Income. As a result of the aforementioned factors, our net income decreased $0.5 million to $2.0 million in the three months ended September 30, 2007 from a net income of $2.5 million in the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Sales. Net sales increased $10.5 million, or 7.7%, to $146.4 million in the nine months ended September 30, 2007 from $135.9 million in the nine months ended September 30, 2006.

Sales of our composite fabrics, which are used in various applications including structural aircraft parts and interiors, have represented approximately 31.5% and 32.6% of our total net sales for the nine months ended September 30, 2007 and September 30, 2006, respectively. Sales of these fabrics increased $1.7 million, or 3.8%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 as a result of increased purchases of composite fabrics across the board by North American customers who produce goods for U.S.-based aircraft manufacturers.

Sales of our filtration fabrics, which are used by industrial customers to control emissions into the environment, have represented approximately 21.4% and 19.4% of our total net sales for the nine months ended September 30, 2007 and September 30, 2006, respectively. Sales of these fabrics increased $4.9 million, or 18.6%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This increase is due primarily to a higher value product mix and a price increase.

Sales of protective fabrics, which are used in various ballistics applications including personal and vehicle armor, represented 17.8% of our total net sales for the nine months ended September 30, 2007, an increase over the prior year’s 15.2% of total net sales. Sales of these products increased $5.2 million, or 25.3%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to a price increase and continued increased purchases by customers who supply the U.S. military to support activities in the Middle East.

Sales of our insulation products, which are used for high temperature applications, represented approximately 6.7% of our net sales for the nine months ended September 30, 2007 as compared to 6.0% for the nine months ended September 30, 2006. Sales of insulation products increased $1.7 million, or 20.5%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due primarily to increased sales to automotive customers.

Sales of our electronics fabrics, which are used in multi-layer and rigid printed circuit boards, coated fabrics and specialty electronic tapes represented approximately 14.3% of our total net sales over the nine months ended September 30, 2007 as compared to 16.7% for the same time period in the prior year. Sales of electronic fabrics decreased $2.0 million, or 8.7%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, due to decreased demand in the U.S. market in the first nine months of 2007. Long-term sales of these fabrics will continue to be adversely affected by the movement of electronic industry production outside of North America to lower cost manufacturers in Asia who generally purchase fabrics from Asian suppliers.

Gross Profit Margins. Gross profit margins decreased to 15.2% in the nine months ended September 30, 2007 from 16.7% in the nine months ended September 30, 2006, due primarily to increased sales of products with higher selling prices but with lower gross margin percentages as well as non-recurring items and a lower capacity utilization during the first quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.0 million to $8.4 million in the nine months ended September 30, 2007 from the nine months ended September 30, 2006, due primarily to decreased management fees and consulting fees paid to a financial advisor upon termination of its consulting agreement during the first six months of 2006.

Operating Income. As a result of the aforementioned factors, operating income increased $0.7 million to $13.8 million, or 9.4% of net sales, in the nine months ended September 30, 2007, from $13.1 million, or 9.7% of net sales, in the nine months ended September 30, 2006.

Interest Expense. Interest expense decreased $0.3 million to $8.1 million, or 5.5% of net sales, in the nine months ended September 30, 2007 from $8.4 million, or 6.2% of net sales, in the nine months ended September 30, 2006.

Income Taxes. The effective tax rate for the nine months ended September 30, 2007 and September 30, 2006 was 25.5% and 3.9%, respectively. The difference between the effective tax rate and the statutory tax rate is due to the utilization of tax attributes previously subject to a full valuation allowance along with state taxes. As a result, income tax expense increased $1.3 million during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Net Income. As a result of the aforementioned factors, our net income decreased $1.9 million to $4.4 million in the nine months ended September 30, 2007 from a net income of $6.3 million in the nine months ended September 30, 2006.

Balance Sheets

Accounts Receivable. Accounts receivable increased $5.4 million, or 34.9%, from December 31, 2006 to September 30, 2007. This increase was a result of the increased sales in the first nine months of 2007.

Inventory. Inventory increased $0.6 million, or 1.9%, from December 31, 2006 to September 30, 2007. This was due mainly to sales and manufacturing volumes increasing in the first nine months of 2007.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $1.9 million, or 9.8%, from December 31, 2006 to September 30, 2007. This decrease was primarily the result of a decrease in property tax and interest accruals, employee benefits and the environmental reserve offset by an increase in trade payables and amounts due an affiliated company for income taxes.

Other Long-term Liabilities. Other long-term liabilities were $0.9 million and $0 million at September 30, 2007 and December 31, 2006, respectively. The liability is a result of adopting the provisions of FIN 48 as of January 1, 2007 and represents unrecognized tax benefits, penalties, and interest as of September 30, 2007. See Note 10.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our financing arrangements. Our future need for liquidity will arise primarily from interest payments on our $81.7 million Senior Subordinated Notes ($81.9 million net of unamortized discount of $0.2 million), principal and interest payments on the WFF Loan, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the Senior Subordinated Notes scheduled prior to their maturity in January 2009. Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations, combined with availability under the WFF Loan, will be adequate to meet our liquidity needs for the next twelve months. However, this forward-looking statement is subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” included below.

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

On December 1, 2006, the Company executed an amendment to the WFF Loan. The amendment provided for the following: (1) increased the maximum facility size to $27.0 million; (2) reloaded the term loan back to $6.0 million; (3) increased the maximum revolver credit line to $21.0 million; (4) increased the minimum EBITDA requirements for financial covenants to not less than $15.0 million calculated on a trailing 12 month basis; (5) reduced the spread on interest rates by approximately 100 basis points; and (6) increased the annual cap on capital expenditures to $4.5 million.

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

The WFF Loan proceeds are used to finance ongoing working capital, capital expenditures, and general corporate needs of the Company and retire other outstanding debt. As of September 30, 2007, amounts outstanding under the WFF Loan totaled $4.8 million which consisted solely of $4.8 under the term loan. As of December 31, 2006, amounts outstanding under the WFF Loan totaled $5.8 million which consisted solely of $5.8 million under the term loan. The term loan is payable in full in July 2008. As of September 30, 2007, the Company had exercised its LIBOR Rate option on $4.5 million of its borrowings on the term loan. As of December 31, 2006, the Company had not exercised its LIBOR Rate option on any of its borrowings on the term loan or the revolver. The interest rate as of September 30, 2007 on the outstanding amounts under the LIBOR options on the term loan was 8.3%. The interest rate as of September 30, 2007 and December 31, 2006 on the amounts outstanding under the Wells Fargo Prime Rate portion of the term loan was 8.5%.

Availability under the revolver at September 30, 2007 and October 29, 2007 was $19.6 million. This availability has been reduced by a reserve to allow for the annual interest payments on the Senior Subordinated Notes. The reserve for interest payments is increased by $0.2 million a week in 2007 and 2006, and is reset to $0 when such payment is made. As of September 30, 2007 and October 29, 2007, the total outstanding reserves amounted to $1.8 million and $2.4 million, respectively.

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

The fair value of the Senior Subordinated Notes as of September 30, 2007 and October 31, 2007 was $81.1 million and $81.9 million, respectively.

In August 2007, the Company entered into a financing arrangement with IBM Credit LLC for the purchase of software. This loan has a term of 36 months with the first payment beginning September 1, 2007 and an interest rate of 7.7%. The balance of the loan as of September 30, 2007 was $0.05 million.

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

Net Cash Provided By Operating Activities. Net cash provided by operating activities was $0.2 million for the nine months ended September 30, 2007 compared with net cash provided by operating activities of $4.6 million for the nine months ended September 30, 2006, and was primarily the result of a decrease in net income and an increase in working capital.

Net Cash Used In Investing Activities. Net cash used in investing activities was $2.6 million and $1.8 million for the nine months ended September 30, 2007 and September 30, 2006, respectively, due primarily to the purchases of property, plant and equipment.

Net Cash Used In Financing Activities. Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2007, compared with net cash used in financing activities of $2.8 million for the nine months ended September 30, 2006, and was primarily the result of a decrease in the borrowings on the revolving credit facility.

Commitments and Contingencies

Environmental Matters. The Company has completed the final phases of an Environmental Protection Agency (“EPA”)-supervised self-implementing remediation program at its Altavista facility. The remediation program has been conducted under EPA rules at 40 C.F.R. §761.61, promulgated under the Toxic Substances Control Act, that set forth self-implementing cleanup standards for certain contamination by polychlorinated biphenyls (“PCBs”). PCBs were discovered at the Altavista facility during a 1998 environmental site assessment, and the EPA was notified. These PCBs were initially identified in the area of the former location of a heat transfer oil tank that the previous owner of the facility had removed before Porcher Industries acquired the Company in 1988. A 1998 Phase Two Environmental Site Assessment revealed PCB contamination in several areas inside the plant and on its roof, in the soil, in the sanitary and storm sewers within the plant, in groundwater, and in the surface waters to which the storm sewers drain.

The Company submitted a final Site Characterization Report (“SCR”) to the EPA in 2003, which the EPA approved in 2004. A final proposed remediation plan was provided to the EPA for its review in December 2005. The EPA approved the plan in May 2006.

The remediation plan was generally designed to achieve PCB levels in remaining soils within the area covered by the plan at or below 25 parts per million (ppm), which is consistent with standards set forth in the EPA rules for “low occupancy” sites. The cleanup was divided into a storm water management phase, a soil remediation phase, and a post-cleanup reconstruction phase. The storm water management phase was completed during the second quarter of 2006. The Company requested reimbursement from the Town of Altavista for 80% of the costs borne in this project as the scope of work centers primarily on site utilities. The Town of Altavista agreed to a total reimbursement of $0.4 million, which is to be paid in equal installments over the next seven years. Payments began in January 2007. A discounted receivable of $0.3 million has been recorded at September 30, 2007. The soil remediation phase of the cleanup started in November 2006 and was completed in March 2007. The reconstruction phase was completed in accordance with the EPA approved plan in June 2007.

During the cleanup and site reconstruction, the Company provided the EPA with a weekly log of cleanup activities. Upon completion of all of the work in the remediation plan in July 2007, the Company submitted a final report to the EPA detailing and summarizing all of the cleanup and site reconstruction work done at the site, along with a request for a closure letter, stating that no further action is required by the Company. The Company is currently awaiting receipt of that letter from the EPA.

The implementation of the remediation plan did not completely eliminate PCBs from the area subject to the plan; as noted above, soils were left in place if the PCB levels were below 25 ppm. As a result, future EPA and/or the Virginia Department of Environmental Quality (“DEQ”) enforcement actions could potentially require further cleanup of the site. The Company’s voluntary remediation program has, however, lessened the likelihood of such enforcement actions, and the Company has had no indication of any enforcement intent by either the EPA or the DEQ.

A reserve of $2.1 million for the environmental issues at the Altavista facility was recorded at December 31, 2006, which reflected the accepted bid from the contractor for the soil remediation work of $2.3 million plus $0.2 million estimated additional expenses to be incurred for testing and post-cleanup reconstruction. The reserve was reduced by expenses incurred through December of $0.4 million. During the first quarter of 2007, the reserve was increased by $0.5 million to reflect changes in estimated costs due to the quantity of soil being removed. Expenses incurred during the nine months ended September 30, 2007 were $2.6 million, which reduced the reserve balance at September 30, 2007 to $0.0 million.

Completion of the remediation plan has addressed impacted soils at the site but will not preclude possible further action by the EPA or Virginia under other environmental statutes and rules. The Company is aware that the DEQ is calculating Total Maximum Daily Loads (“TMDLs”) for pollutants in water bodies. Samples have been taken for PCBs over large expanses of the Staunton River into which the storm water discharges. It is not certain whether the DEQ’s sampling may result in additional claims regarding areas downstream of the Company’s property including in the portion of the drainage ditch east of the railroad track or in the Staunton River.

In addition, a 1998 Phase Two Environmental Site Assessment at the Cheraw, South Carolina facility revealed reportable levels of chlorinated solvents and hydrocarbons in soil and groundwater. The contamination resulted from the previous owner’s printing operations. Assessment and cleanup are regulated by South Carolina’s Department of Health and Environmental Control (“DHEC”). Upon review of the data with DHEC, it was determined that chlorinated solvent residuals constitute the sole remediation concern. With DHEC oversight and approval, the Company pursued a Monitored Natural Attenuation strategy, which includes periodic groundwater monitoring. Work originally included semi-annual monitoring and reporting. Recent tests have shown, however, reduced levels of solvent concentrations. The DHEC has therefore agreed to require testing annually instead of semi-annually. No action other than continued monitoring for this facility is anticipated at this time. As of September 30, 2007 and December 31, 2006, the Company had a reserve of $0.1 million for the above-described environmental issues at the Cheraw facility.

The Company has entered into a contract to sell property located at South Hill, Mecklenburg County, Virginia. In the course of the buyer’s environmental diligence prior to purchase, the buyer discovered contamination associated with a used oil tank located at the property. The Company removed the used oil tank, which appeared to be fully intact. It is thought that the contamination was residual from a prior tank that had been located on the property.

The Company is currently preparing a Voluntary Cleanup Program (“VCP”) application to be submitted to the State of Virginia. Proposed remediation involves limited soil removal and monitoring of the groundwater over the period of several years. The buyer has agreed to close the purchase of the property while these remediation activities are underway, provided that the Company retains liability for the contamination associated with the tank. Provided that the site is accepted into the Virginia VCP, and the Company anticipates that it will be, remediation and monitoring activities should cost less than $0.06 million. A reserve of $0.04 million has been recorded at September 30, 2007 representing $0.06 million in total expected clean up costs less expenses incurred to date of $0.02 million.

If further environmental issues develop, the Company may need to revise the reserves for Altavista, South Hill and Cheraw but it is unable to derive more precise estimates at this time, as actual costs remain uncertain. However, there can be no assurance that the Company will not be required to respond to its environmental issues on a more immediate basis and that such response, if required, will not result in significant cash outlays that would have a material adverse effect on the Company’s financial condition.

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

Allowance for Doubtful Accounts. On February 13, 2007, a significant customer of the Company filed for protection under Chapter 7 of the US Bankruptcy Code. As a result, the Company as of September 30, 2007 has fully reserved the accounts receivable balance of $0.3 million for this customer which is included in its allowance for doubtful accounts.

Contractual Obligations and Off-Balance Sheet Arrangements

For information regarding our contractual obligations as of December 31, 2006, see our 2006 Annual Report on Form 10-K. We currently have no off-balance sheet arrangements.

We and certain of our affiliates (collectively referred to as the “Porcher Group”) have agreed to amend and restate the terms of the supply agreement originally dated April 2, 2004 between the Porcher Group and AGY Holding Corp. Under the terms of this new agreement that became effective January 1, 2007, we have an economic incentive, but not an obligation, to purchase yarn from AGY Holding Corp.

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides guidance relative to the recognition, derecognition and measurement of tax position for financial statement purposes. As a result of the implementation of FIN 48, we have recognized a long-term liability of $0.9 million as of September 30, 2007, representing unrecognized tax benefits, penalties and interest.

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

Looking ahead for the remainder of 2007:

•	Sales trends during October 2007 were comparable to the first nine months of 2007. Although no assurances can be given, we expect sales to be slightly higher for the full year in 2007.

•	We plan to continue our efforts to maintain an inventory level consistent with sales. However, there can be no assurance that sales will continue at this same level during the remainder of 2007.

Related Party Transactions

The Company is a wholly owned subsidiary of Porcher Industries, S.A. through NVH, Inc., a U.S. holding company. The Company has ongoing financial, managerial and commercial agreements and arrangements with Porcher Industries, S.A., NVH, Inc. and wholly-owned subsidiaries of NVH, Inc., as well as other affiliates of Porcher Industries, S.A. For more information regarding these relationships, see “Note 15 - Related Party Transactions.”

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

As of September 30, 2007, the total liability recorded under FIN 48 was $0.9 million. The total unrecognized tax benefits, penalties, and interest as of September 30, 2007 are as follows:

Unrecognized tax benefits	$0.6 million
Penalties	0.2 million
Interest	0.1 million

Total FIN 48 liability at September 30, 2007	$0.9 million

This amount has been classified as Other Long-Term Liabilities on the Balance Sheet. All of the unrecognized tax benefit above would affect our effective tax rate if recognized.

FIN 48 requires that penalties and interest be accrued as appropriate for uncertain tax positions. It is our policy to classify penalties and interest as part of Income Tax Expense on the Statements of Operations and Comprehensive Income (Loss).

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. For the Company, SFAS No. 158 is effective as of the end of fiscal years ending after June 15, 2007. The Company is currently assessing the impact of SFAS No. 158 on its financial statements. However, based on the current funded status of our defined benefit pension and postretirement medical plans, the Company would be required to increase its total liability by $4.4 million for pension, which would result in an estimated decrease to stockholder’s equity of approximately $3.3 million, net of taxes, in the Company’s balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2007, the actual rate of return on our pension assets for 2007 and the tax effects of the adjustment. Changes in these assumptions since the Company’s last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the financial statements at December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require assets or liabilities to be measured at fair value, but will apply to other accounting pronouncements that require or permit the use of fair value for recognition or disclosure. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that SFAS No. 157 may have on its financial statements.

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

•

Costs with respect to our ongoing environmental cleanup and monitoring projects at our Altavista, South Hill and Cheraw facilities could be higher than anticipated, which would reduce our cash available to make required payments under our Senior Subordinated Notes.

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

The fair value of the Senior Subordinated Notes as of September 30, 2007 and October 31, 2007 was approximately $81.1 million and $81.9 million, respectively. If the interest rate on borrowings under our WFF Loan as of September 30, 2007 is 100 basis points higher or lower during the next 12 months, our interest rate expense would be increased or decreased $0.01 million. As of September 30, 2007, we were not party to any derivative financial instruments.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the Security and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

Date: November 14, 2007